Form 10-Q
period 1999-09-30
TELEMATE NET SOFTWARE INC
filed 1999-11-15
CIK 1088214

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR


   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-26735

                           TELEMATE.NET SOFTWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                          GEORGIA                                                              58-1656726
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)


  4250 PERIMETER PARK SOUTH, SUITE 200                        30341
           ATLANTA, GEORGIA                                 (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 936-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


The number of outstanding shares of the issuer's capital stock as of November 9, 1999, the latest practicable date, is as follows: 7,339,262 shares of Common Stock, $0.01 par value.



--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION





                           TELEMATE.NET SOFTWARE, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                                                SEPTEMBER 30,          DECEMBER 31,
                                 ASSETS                                             1999                   1998
                                                                                -------------          ------------
Current assets:
           Cash and cash equivalents .....................................       $ 1,032,326           $    45,593
           Trade accounts receivable, net of allowance for
                  doubtful accounts and returns ..........................         2,268,153             1,809,252
           Prepaid expenses ..............................................           342,755                71,330
           Other current assets ..........................................             2,101                55,614
                                                                                 -----------           -----------
                  Total current assets ...................................         3,645,335             1,981,789

           Property and Equipment, net of depreciation and
                  amortization ...........................................           907,486               590,910
           Other assets ..................................................         1,050,347               102,218
                                                                                 -----------           -----------
           Total assets ..................................................       $ 5,603,168           $ 2,674,917
                                                                                 ===========           ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
           Note payable to bank ..........................................       $        --           $    80,000
           Accounts payable ..............................................         1,393,764               469,213
           Accrued expenses and other liabilities ........................         1,638,527               768,863
           Deferred revenue ..............................................         3,060,951             2,390,071
                                                                                 -----------           -----------
               Total current liabilities .................................         6,093,242             3,708,147

Long-term debt ...........................................................                --               908,310
Redeemable stock purchase warrant ........................................                --               123,428
                                                                                 -----------           -----------
           Total liabilities .............................................         6,093,242             4,739,885
                                                                                 -----------           -----------

Commitments and contingencies:
Convertible preferred stock ..............................................         5,950,000                    --

Shareholders' equity (deficit):
           Common stock, $.01 par value; 100,000,000 shares authorized,
           3,261,813 shares issued at December 31, 1998 and 2,990,262
           shares issued at September 30, 1999 ...........................            29,782                32,618
           Additional paid in capital ....................................         2,456,879               176,248
           Retained Earnings (accumulated deficit) .......................        (8,861,529)           (1,890,536)
           Notes receivable and accrued interest from shareholders .......           (65,206)             (383,298)
                                                                                 -----------           -----------
           Total shareholders' equity (deficit)  .........................        (6,440,074)           (2,064,968)
                                                                                 -----------           -----------

           Total liabilities and shareholders' equity (deficit) ..........       $ 5,603,168           $ 2,674,917
                                                                                 ===========           ===========

See accompanying notes to financial statements.

                           TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                      -------------------------------         -------------------------------
                                                          1999                1998               1999                1998
                                                      -----------         -----------         -----------         -----------
REVENUE:
    Product revenue.................................  $ 1,797,804         $ 1,406,886         $ 4,604,766         $ 3,972,525
    Services revenue................................    1,685,115           1,302,690           4,301,554           3,761,058
                                                      -----------         -----------         -----------         -----------
            TOTAL REVENUE...........................    3,482,919           2,709,576           8,906,320           7,733,583
                                                      -----------         -----------         -----------         -----------

COST OF REVENUE:
     Product costs..................................      402,360             209,901             957,715             641,888
     Service costs..................................      491,612             324,352           1,200,066             951,011
                                                      -----------         -----------         -----------         -----------
            TOTAL COST OF REVENUE...................      893,972             534,253           2,157,781           1,592,899
                                                      -----------         -----------         -----------         -----------

                                                      -----------         -----------         -----------         -----------
            GROSS PROFIT............................    2,588,947           2,175,323           6,748,539           6,140,684
                                                      -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Research and development.......................      584,715             494,901           1,343,764           1,375,448
     Sales and marketing............................    1,662,674           1,216,107           3,837,432           3,451,395
     General and administrative.....................      969,349             710,510           2,659,622           2,233,929
     Non-cash compensation..........................      153,499                  --             153,499                  --
                                                      -----------         -----------         -----------         -----------
            TOTAL OPERATING EXPENSES................    3,370,237           2,421,518           7,994,317           7,060,772
                                                      -----------         -----------         -----------         -----------

            OPERATING INCOME (LOSS).................     (781,290)           (246,195)         (1,245,778)           (920,088)

Other income (expense)..............................      (62,127)            (31,690)           (139,618)            (73,359)
Redeemable stock purchase warrant...................     (883,674)                 --          (1,617,674)                 --
                                                      -----------         -----------         -----------         -----------


            NET INCOME (LOSS).......................  $(1,727,091)        $  (277,885)        $(3,003,070)        $  (993,447)
                                                      ===========         ===========         ===========         ===========


NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE: BASIC                  $     (0.61)        $     (0.09)        $     (0.97)        $     (0.30)
  NET INCOME (LOSS) PER SHARE: DILUTED                $     (0.61)        $     (0.09)        $     (0.97)        $     (0.30)
  WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC            2,844,792           3,261,813           3,092,575           3,261,813
  WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED          2,844,792           3,261,813           3,092,575           3,261,813


See accompanying notes to financial statements.

                           TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1999                  1998
                                                                                 -----------           -----------
Cash flows from operating activities:
  Net income (loss)............................................................  $(3,003,070)          $  (993,447)
  Adjustments  to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization...........................................      262,928               254,662
       Provision for doubtful accounts and returns.............................      134,000                25,000
       Compensation related to stock options...................................      153,499                    --
       Accrued interest on shareholder notes...................................      (12,815)              (19,467)
       Amortization of discount on redeemable stock purchase
          warrant..............................................................       91,690                21,158
       Accretion of redeemable stock purchase warrant..........................    1,590,844                    --
       Loss on fixed assets disposal...........................................           --                   789
       Changes in assets and liabilities:
            (Increase) decrease in trade accounts receivable...................     (592,901)              (48,016)
            (Increase) decrease in prepaid expenses and other
                current assets.................................................     (254,981)                7,129
            (Increase) decrease in other assets................................     (828,128)               78,008
            Increase (decrease) in accounts payable, accrued
                  expenses, and other liabilities..............................    1,794,215              (184,796)
            Increase in deferred revenue.......................................      670,880                96,569
                                                                                 -----------           -----------
        Net cash provided by (used in) operating activities....................        6,161              (762,411)
                                                                                 -----------           -----------

Cash flows from investing activities:
  Purchases of property and equipment..........................................     (579,504)             (254,145)
  Proceeds from sale of asset..................................................           --                 7,000
                                                                                 -----------           -----------
        Net cash used in investing activities..................................     (579,504)             (247,145)
                                                                                 -----------           -----------


Cash flows from financing activities:
  Proceeds (payments) from/on credit facility..................................      (80,000)               80,000
  Proceeds from issuance of long-term debt, net................................           --               964,565
  Proceeds from  issuance  of  Series  A  redeemable
    convertible preferred stock, net...........................................    5,950,000                    --
  Proceeds from issuance of common stock.......................................      500,000                    --
  Repayment of long term borrowings............................................   (1,000,000)                   --
  Proceeds from the exercise of stock options..................................       92,091                    --
  Shareholder distributions....................................................       (4,719)                   --
  Purchase and retirement of common stock......................................   (4,000,000)                   --
  Collections on notes receivable from shareholders............................      102,704                    --
                                                                                 -----------           -----------
        Net cash provided by financing activities..............................  $ 1,560,076           $ 1,044,565
                                                                                 -----------           -----------
        Net increase in cash...................................................  $   986,733           $    35,009
                                                                                 -----------           -----------

Cash and cash equivalents at beginning of period...............................  $    45,593           $    77,724

                                                                                 -----------           -----------
Cash and cash equivalents at end of period.....................................  $ 1,032,326           $   112,733
                                                                                 -----------           -----------

                                                                                 ===========           ===========
Supplemental disclosure of cash -- cash paid for interest......................  $   105,904           $    73,773
                                                                                 ===========           ===========

Supplemental disclosure of significant noncash investing and financing activities:
  Discount on redeemable stock purchase warrant................................  $        --           $   123,426
                                                                                 ===========           ===========

  Financing costs withheld from long-term debt proceeds........................  $        --           $    35,435
                                                                                 ===========           ===========

  Reduction of notes from shareholders in exchange
  for cash distributions.......................................................  $   265,272           $        --
                                                                                 ===========           ===========

  Issuance of common stock in exchange for software............................  $   120,000           $        --
                                                                                 ===========           ===========

  Financing costs withheld from preferred stock proceeds.......................  $    50,000           $        --
                                                                                 ===========           ===========

  See accompanying notes to financial statements

                           TELEMATE.NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

                  The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Company's registration statement on Form S-1 declared effective by the Securities and Exchange Commission on September 28, 1999. Operating results for the three and nine months ended are not necessarily indicative of the results which may be expected for the year ended December 31, 1999.

2.       Shareholders' Equity (Deficit)

                  On October 4, 1999, Telemate.Net Software, Inc. (the "Company") completed an initial public offering ("IPO") of 3,500,000 shares including 3,284,000 newly issued shares sold by the Company and 216,000 outstanding shares sold by existing shareholders. The IPO generated net proceeds to the Company of approximately $42.8 million before IPO expenses. Because this transaction did not close until after September 30, 1999, it is not reflected in the September 30, 1999 financial statements. Had the transaction been completed prior to September 30, 1999, the balance of cash and cash equivalents would have been approximately $43.0 million and shareholders' equity, including the effect of the conversion of preferred stock to common stock associated with the IPO, would have been approximately $42.0 million. In addition, certain expenses related to the IPO have been recorded in other assets and generally are included in accounts payable or accrued expense. These IPO expenses will be netted against the proceeds.

                  Subsequently, pursuant to the underwriters' exercise of their over-allotment option, selling shareholders sold an additional 100,000 outstanding shares and the Company sold an additional 165,000 newly issued shares. The Company received $2.1 million from the proceeds of the sale of the 165,000 shares on November 1, 1999.

3.       Net Income (Loss) Per Share

                  The Company has presented net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting bulletin No. 98. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of the initial public offering ("IPO"), are required to be included in the calculation of basic and diluted net income (loss) per share, as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration. Potentially dilutive securities include stock options and Series A redeemable convertible preferred stock.

4.       Long-Term Debt and Redeemable Stock Purchase Warrant

                  In anticipation of receipt of the proceeds from the IPO, the Company retired approximately $1.0 million of long-term debt on September 29, 1999. In connection with the issuance of the $1.0 million note payable, the Company issued a warrant for the purchase of common stock at an exercise price of $.003 per share. On September 23, 1999, the debt holder exercised the warrant for 122,448 shares. Based on the fair value of $14.00 per share, the Company increased the redeemable stock purchase warrant and recorded a charge to interest expense of $883,674 in the third quarter. For the nine months ended September 30, 1999, the Company recorded a charge to interest expense of $1,617,674 to reflect the increased value of the warrant. Upon exercise of the warrant, and the Company's repayment of the debt, the warrant was no longer redeemable; accordingly, the redeemable stock purchase warrant was reclassified to common stock and additional paid in capital.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Certain information included in this report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and risk factors relating to the Company's operations and business environment that may cause the actual results of the Company to be materially different from future results expressed or implied by such forward-looking statements. Reference is made in particular to the discussion set forth below and set forth in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 28, 1999.

OVERVIEW

         Telemate.Net provides integrated network usage management solutions. From our inception in 1986, through 1996, we focused exclusively on providing call accounting software solutions. By the early 1990's, we had emerged as a call accounting market leader by evolving our product line to meet the functionality and price performance requirements of our customers. In 1996, seeking to capitalize on the opportunity the Internet would present, we began researching and developing an Internet usage management solution. In May 1997, we released the initial version of our Internet usage management solution, which we believe was the first such product on the market. In May 1998, we began shipping our latest generation of Internet usage management software. In November 1998, we introduced our integrated network usage management products, which can be used by our customers for Internet usage management only, call accounting only, or a combination of both.

         In 1996, our management decided to invest the cash flow from our call accounting business in the development of an Internet usage management solution. Our focus on developing an Internet product included sacrificing potential profits and borrowing $1.0 million in 1998. The refocusing of our business resulted in reduced call accounting revenue growth. From 1996 through 1998, average annual call accounting revenue growth was 17%, which is significantly lower than the call accounting revenue growth from 1990 through 1995. We believe the investments we have made have positioned us for future growth in emerging integrated network usage management market.

         Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. For the three months the Company's hardware sales represented 13.1% of revenue due to a number of large product sales requiring an unusually high amount of hardware. These sales also resulted in hardware accounting for 10.6% of revenue for the nine months ended September 30, 1999. We expect the hardware revenue percentage to be within our historical range for the year. Support service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of the products licensed. Professional services includes installation, training and custom report generation.

         We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Revenue derived from software license fees and hardware is recognized upon shipment. Revenue derived from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

         We identify revenue as call accounting revenue or Internet/integrated revenue based upon the types of data sources licensed and the delivery of call accounting product features. If a customer is delivered tariff information for all data sources they have licensed, the product revenue is identified as call accounting. All other product revenue is identified as Internet/integrated. Service revenue is identified based on the associated product identification.

         We sell our products through a combination of direct sales by our sales personnel and indirect sales primarily through resellers and distributors. While our direct sales force is expected to continue to generate a large proportion of future revenue, we are increasingly utilizing indirect distribution channels, such as network resellers, systems integrators and distributors, as an important complement to our direct sales force. We expect to grow our international distribution significantly in the next few years and have added several European distributors this year. Distributors and resellers purchase the product for resale at a discount from our standard price list. This discount ranges from 20% to 65% and varies based on a number of factors including their volume of business, whether they distribute to other resellers and whether they provide product support.

         We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. We intend to continue to focus sales resources on strengthening existing relationships and creating new relationships with strategic organizations.

RESULTS OF OPERATIONS
The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:


                              Revenue Information



                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                1999                1998                1999                1998
                                             ----------          ----------          ----------          ----------
Revenue:
Internet/integrated
  Product revenue ........................   $  872,225          $  333,849          $1,647,716          $  642,439
  Service revenue ........................   $  428,685          $   25,249          $  640,611          $   46,410
                                             ----------          ----------          ----------          ----------
  Total Internet/integrated revenue.......   $1,300,910          $  359,098          $2,288,327          $  688,849
Call Accounting
  Product revenue ........................   $  925,579          $1,073,037          $2,957,050          $3,330,086
  Service revenue ........................   $1,256,430          $1,277,441          $3,660,943          $3,714,648
                                             ----------          ----------          ----------          ----------
  Total call accounting revenue:..........   $2,182,009          $2,350,478          $6,617,993          $7,044,734
Total
  Product revenue ........................   $1,797,804          $1,406,886          $4,604,766          $3,972,525
  Service revenue ........................   $1,685,115          $1,302,690          $4,301,554          $3,761,058
                                             ----------          ----------          ----------          ----------
             Total Revenues...............   $3,482,919          $2,709,576          $8,906,320          $7,733,583
                                             ----------          ----------          ----------          ----------



                                                    Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                    1999          1998              1999          1998
                                                  ---------------------           ---------------------
Percentage of total revenue:
  Internet/integrated
    Product revenue ......................         25.0%           12.3%           18.5%            8.3%
    Service revenue ......................         12.3%            1.0%            7.2%            0.6%
                                                  -----           -----           -----           -----
     Total Internet/integrated revenue....         37.3%           13.3%           25.7%            8.9%
  Call Accounting
    Product revenue ......................         26.6%           39.6%           33.2%           43.1%
    Service revenue ......................         36.1%           47.1%           41.1%           48.0%
                                                  -----           -----           -----           -----
     Total call accounting revenue:.......         62.7%           86.7%           74.3%           91.1%
  Total
    Product revenue.......................         51.6%           51.9%           51.7%           51.4%
    Service revenue.......................         48.4%           48.1%           48.3%           48.6%
                                                  -----           -----           -----           -----
            Total Revenues................        100.0%          100.0%          100.0%          100.0%
                                                  -----           -----           -----           -----

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1999 and 1998

         Revenue. Total revenue was $3.5 million for the three months ended September 30, 1999, representing a 28.5% increase from $2.7 million for the same period in 1998. Total product revenue was $1.8 million, or 51.6% of total revenue, in the three months ended September 30, 1999, representing a 27.8% increase from $1.4 million, or 51.9% of total revenue, for the same period in 1998. Total service revenue was $1.7 million, or 48.4% of total revenue, in the three months ended September 30, 1999, representing a 29.4% increase from $1.3 million, or 48.1% of total revenue, for the same period in 1998. The increase in total revenue was the result of the increase in Internet/integrated product and service revenue for the period.

         Internet/Integrated Revenue. Total Internet/integrated revenue was $1.3 million, or 37.3% of total revenue, in the three months ended September 30, 1999, representing a 262.3% increase from $359,000, or 13.3% of total revenue, for the same period in 1998. Internet/integrated product revenue was $872,000, or 25.0% of total revenue, in the three months ended September 30, 1999, representing a 161.3% increase from $334,000, or 12.3% of total revenue, for the same period in 1998. Internet/integrated service revenue was $429,000, or 12.3% of total revenue, in the three months ended September 30, 1999, representing a 1,597.8% increase from $25,000, or 1.0% of total revenue, for the same period in 1998. The increase in Internet/integrated product revenue and the increase as a percentage of total revenue were due to the sales of our integrated product, which was first released in the fourth quarter of 1998. The increase in Internet/integrated service revenue was driven by the services associated with the increase in Internet/integrated product sales.

         Call Accounting Revenue. Total call accounting revenue was $2.2 million, or 62.7% of total revenue, for the three months ended September 30, 1999, representing a 7.2% decrease from $2.4 million, or 86.7% of total revenue for the same period in 1998. Call accounting product revenue was $926,000, or 26.6% of total revenue, for the three months ended September 30, 1999, representing a 13.7% decrease from $1.1 million, or 39.6% of total revenue, for the same period in 1998. Call accounting service revenue was $1.26 million, or 36.1% of total revenue, in the three months ended September 30, 1999, representing a 1.6% decrease from $1.28 million, or 47.1% of total revenue, for the same period in 1998. The decline in call accounting revenue and percentage share of total revenue in the third quarter of 1999 was due to the focus of our sales force on selling Internet/integrated products and the conversion of call accounting product customers to integrated product customers. The integrated product was released in the fourth quarter of 1998.

         Cost of Product Revenue. Cost of product revenue was $402,000, or 11.6% of total revenue, in the three months ended September 30, 1999, representing a 91.7% increase from $210,000, or 7.7% of total revenue, for the same period in 1998. This increase in cost and the corresponding increase in percentage of revenue were primarily attributable to an increase in hardware costs related to increased sales, and royalty payments for third-party licensing incurred since the release of our fourth generation call accounting and integrated products in the fourth quarter of 1998.

         Cost of Service Revenue. Cost of service revenue was $492,000, or 14.1% of total revenue, for the three months ended September 30, 1999, representing a 51.6% increase from $324,000, or 12.0% of total revenue, for the same period in 1998. This increase was due to an increase in staff to handle the expansion of the number of companies under annual maintenance contracts and the increase in professional services sold.

         Research and Development Expenses. Research and development expenses were $585,000, or 16.8% of total revenue, for the three months ended September 30, 1999, representing an 18.1% increase from $495,000, or 18.3% of total revenue, for the same period in 1998. The increase in research and development expenses reflects the expansion of our use of outside contractor to accelerate the development of our product line. In the third quarter of 1998 we were reducing our use of contractors as we were completing the development of our initial version of our Internet/integrated product.

         Sales and Marketing Expenses. Sales and marketing expenses were $1.7 million, or 47.7% of total revenue, for three months ended September 30, 1999, representing a 36.7% increase from $1.2 million, or 44.9% of total revenue, for the same period in 1998. The increase reflects higher commission expense related to increased sales revenue, and increased compensation costs due to expansion of the sales and marketing staff.

         General and Administrative Expenses. General and administrative expenses were $969,000, or 27.8% of total revenue, in the three months ended September 30, 1999, representing a 36.4% increase from $711,000, or 26.2% of total revenue, for the same period in 1998. This increase was primarily due to increased recruiting fees, travel expenses and compensation related charges.

         Non-cash Compensation Expenses. Non-cash compensation of $153,000, or 4.4% of total revenue, was charged in connection with stock options granted at a price below market value, primarily to an executive officer.

Other income (expense). Other income (expense) was $62,000, or 1.8% of total revenue, in the three months ended September 30, 1999, representing a 96.0% increase from $32,000, or 1.2% of total revenue, for the same period in 1998. The accelerated amortization of the balance of the initial stock purchase warrant charge in conjunction with the repayment of the $1,000,000 loan accounts for this increase.

Nine months Ended September 30, 1999 and 1998

         Revenue. Total revenue was $8.9 million for the first nine months of 1999, representing a 15.2% increase from $7.7 million for the same period in 1998. Total product revenue was $4.6 million, or 51.7% of total revenue, in the first nine months of 1999, representing a 15.9% increase from $4.0 million, or 51.4% of total revenue, for the same period in 1998. Total service revenue was $4.3 million, or 48.3% of total revenue, in the first nine months of 1999, representing a 14.4% increase from $3.8 million, or 48.6 % of total revenue, for the same period in 1998. The increase in total revenue was the result of the increase in sales of Internet/integrated products and services in the first nine months of the year.

         Internet/Integrated Revenue. Total Internet/integrated revenue was $2.3 million, or 25.7% of total revenue, in the first nine months of 1999, representing a 232.2% increase from $689,000, or 8.9% of total revenue, for the same period in 1998. Internet/integrated product revenue was $1.6 million, or 18.5% of total revenue, in the first nine months of 1999, representing a 156.5% increase from $642,000, or 8.3% of total revenue, for the same period in 1998. Internet/integrated service revenue was $641,000, or 7.2% of total revenue, in the first nine months of 1999, representing a 1,280.3% increase from $46,000, or 0.6% of total revenue, for the same period in 1998. The increase in Internet/integrated product revenue and the increase as a percentage of total revenue were due to the sales of our integrated product, which was first released in the fourth quarter of 1998. The increase in Internet/integrated service revenue was driven by the increase in Internet/integrated product sales.

         Call Accounting Revenue. Total call accounting revenue was $6.6 million, or 74.3% of total revenue, for the first nine months of 1999, representing a 6.1% decrease from $7.0 million, or 91.1% of total revenue for the same period in 1998. Call accounting product revenue was $3.0 million, or 33.2% of total revenue, for the first nine months of 1999, representing a 11.2% decrease from $3.3 million, or 43.1% of total revenue, for the same period in 1998. Call accounting service revenue was $3.7 million, or 41.1% of total revenue, in the first nine months of 1999, representing 1.4% decrease from $3.7 million, or 48.0% of total revenue, for the same period in 1998. The decline in call accounting revenue and percentage share of total revenue in the first nine months of 1999 was due to the increased focus of our sales force on selling Internet/integrated products as compared to selling call accounting only products and an increase in the provision for product returns.

         Cost of Product Revenue. Cost of product revenue was $958,000, or 10.8% of total revenue, in the first nine months of 1999, representing a 49.2% increase from $642,000, or 8.3% of total revenue, for the same period in 1998. This increase in cost and the corresponding increase in percentage of total revenue was primarily attributable to an increase in hardware costs related to increased sales volumes and royalty payments for third-party licensing incurred since the release of our fourth generation call accounting and integrated products in the fourth quarter of 1998.

         Cost of Service Revenue. Cost of service revenue was $1.2 million, or 13.5% of total revenue, for the first nine months of 1999, representing a 26.2% increase from $951,000, or 12.3% of total revenue, for the same period in 1998. This increase was due to an increase in staff to handle the expansion of the number of companies under annual maintenance contracts and the increase in professional services sold.

         Research and Development Expenses. Research and development expenses were $1.3 million, or 15.1% of total revenue, for the first nine months of 1999, representing a 2.3% decrease from $1.4 million, or 17.8% of total revenue, for the same period in 1998. The decrease in total research and development expenditures reflects the reduction in expenditures for outside contractors that were used in 1998 to accelerate the development of our Internet/integrated product line.

         Sales and Marketing Expenses. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for our sales organizations and marketing staff. Sales and marketing expenses were $3.8 million, or 43.1% of total revenue, in the first nine months of 1999, representing an 11.2% increase from $3.5 million, or 44.6% of total revenue, for the same period in 1998. The increase reflects higher commission expense related to the increased sales revenue, and increased compensation costs due to expansion of the sales and marketing staffs.

         General and Administrative Expenses. General and administrative expenses include administration salaries and related benefits, depreciation and amortization , management recruiting fees, as well as legal and professional fees. General and administrative expenses were $2.7 million, or 29.9% of total revenue, in the first nine months of 1999, representing a 19.1% increase from $2.2 million, or 28.9% of total revenue, for the same period in 1998. This increase was primarily due to an increased provision for uncollectible accounts, an increase in sales taxes, and recruiting fees.

         Non-cash Compensation Expenses. Non-cash compensation of $153,000, or 1.7% of total revenue, was charged in connection with stock options granted at a price below market value, primarily to an executive officer.

         Other income (expense). Other income (expense) was $140,000, or 1.6% of total revenue, for the first nine months of 1999, representing a 90.3% increase from $73,000, or 0.9% of total revenue, for the same period in 1998. Interest expense relating to $1,000,000 borrowed from Sirrom Investments, Inc. in March 1998 and repaid in September 1999 accounts for this increase.

         Redeemable Stock Purchase Warrant. Charges for the increase in value of the redeemable stock purchase warrant were $1.6 million, or 18.2% of total revenue, in the first nine months of 1999. There was no similar charge in 1998. This charge represents the increase in the value of the warrant granted Sirrom Investments, Inc. in connection with the $1,000,000 loan from Sirrom. The warrant was exercised and the loan was repaid in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. We had cash and cash equivalents of $1.0 million at September 30, 1999, and $113,000 at September 30, 1998.

         Cash provided by (used in) operating activities during the nine months ended September 30, 1999 and September 30, 1998 was $6,000, and $(762,000), respectively. This increase reflects the net impact of increases in our net loss and in accounts receivable, which were offset by an increase in accounts payable and accrued expenses, the recording of accretion of the redeemable common stock warrant related to our loan with Sirrom Investments, Inc. and an increase in deferred revenue.

         Our investing activities primarily include expenditures for fixed assets in support of our product development activities and infrastructure. Net cash used in investing activities increased to $580,000 in the nine months ended September 30, 1999, compared to $247,000 for the same period in 1998. This increase resulted primarily from an increase in fixed assets purchased.

         Net cash provided by financing activities was $1.6 million in the nine months ended September 30, 1999, compared to $1.0 million for the same period in 1998. This change was due primarily to the sale of Series A redeemable convertible preferred stock for $6.0 million, the redemption of common stock for $4.0 million, the repayment of the loan from Sirrom Investments, Inc. for $1.0 million, and the sale of common stock for $500,000 in the nine months ended September 30, 1999, and the issuance of long-term debt in 1998. We also have a $750,000 bank line of credit with Silicon Valley Bank, which expires in November 1999. As of September 30, 1999, there was $750,000 available under this line of credit.

         Since we have not generated significant revenue from sales outside the United States, we have not sustained material foreign currency exchange losses and presently do not attempt to hedge our exposure to fluctuations in foreign currency exchange rates. Should our revenue from international sales increase, and should such sales be denominated in foreign currencies, we intend to adopt a hedging strategy against foreign currency fluctuations.

         We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in the IPO, will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect income from operations and the remaining proceeds from the IPO to provide sufficient liquidity and capital resources, and we are not aware of any events that may cause our liquidity to increase or decrease in a material way. However, our business strategies will require a substantial increase in expenditures. To the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.


IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

         State of Readiness of our Products. All new products introduced by us will be year 2000 compliant. We have been testing our existing products for use in the year 2000 and beyond. The results suggest that current versions of our products are year 2000 compliant. However, our testing does not cover every possible computing environment. Accordingly, some customers may have year 2000 problems with products that we believe are 2000 compliant.

         Previous purchasers may be using older versions of our products. We believe problems encountered by such users could be quickly remedied with our year 2000 upgrades for those products. In addition, we have not tested discontinued products for year 2000 compliance, some of which are still in use. We have identified and attempted to inform customers that rely on such discontinued products of their lack of compliance and are working with them to provide alternate operating arrangements. We cannot guarantee that we will be able to locate all users of our older, non-compliant products. Our experience in developing year 2000 compliant versions of our existing products suggests that we can correct year 2000 problems in our discontinued products without incurring material expenses.

         State of Readiness of our Internal Systems. We may be affected by year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. We have completed testing all material internal systems for year 2000 compliance. We are not currently aware of any year 2000 problem relating to any internal systems material to the operation of our business. We have also received assurances from our third-party vendors for all material systems in use by us that such systems are year 2000 compliant, except with respect to an application for customer order tracking. We anticipate that the non-compliant application for customer order tracking will be made year 2000 compliant or replaced before December 31, 1999.

         Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers, and service providers. We believe that absent a critical failure beyond our control, such as a prolonged loss of electrical or telephone service, year 2000 problems experienced by third parties will not have a material impact on us. We have no contingency plan for critical failures in third-party products. Our contingency plan in the event of non-critical failure is to establish relationships with alternative suppliers or vendors to replace failed suppliers or vendors.

         Cost. We do not separately track expenditures relating to year 2000 compliance. Such expenditures are primarily absorbed with our development organization. To date, our costs related to year 2000 compliance have not been material relative to our overall development expenditures. Furthermore, based on our experience to date, and our assessment that all material internal systems other than the order tracking application and all currently marketed products are year 2000 compliant, we do not anticipate that costs associated with remediating our non-compliant products or internal systems will be material.

         Risks. We believe the most likely consequences of a failure by us to make our products year 2000 compliant would be a decrease in sales of our products, an increase in allocation of resources to address year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such year 2000 problems. We believe the most likely consequences of a failure of our internal systems or the systems of third-party suppliers or service providers would be our inability to process orders, issue invoices, and develop products. Should any of these problems occur, we could be required to devote significant resources to correct them. Aside from the possibility of having to establish relationships with alternative suppliers or vendors to replace failed suppliers of vendors, we do not currently anticipate having to develop a contingency plan for handling any year 2000 problems that are not detected or corrected prior to their occurrence. Due to the general uncertainty inherent in the year 2000 computer problem, resulting for the uncertainty of the year 2000 readiness of third-party suppliers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business, results or operations and financial condition.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No events occurred during the quarter covered by the Report that would require response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Proceeds from the Company's IPO have been used for the repayment of $1,000,000.00 of indebtedness, and the remainder will be used for working capital and other general corporate purposes, including increasing our sales and marketing, and product development activities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         No events occurred during the quarter covered by the Report that would require response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No events occurred during the quarter covered by the Report that would require response to this item.


ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by the Report that would require response to this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibit is filed with this Report:

                               Exhibit 27.1 Financial Data

(b)      Reports on Form 8-K.

                               No reports on Form 8-K were filed during the
quarter ended September 30, 1999


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TELEMATE.NET SOFTWARE, INC.

                                /s/ Richard L. Mauro
Date:  November 12, 1999        -----------------------------------------------
                                Richard L. Mauro
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                /s/ Richard J. Post
Date:  November 12, 1999        -----------------------------------------------
                                Richard J. Post
                                Senior Vice President - Finance and Operations,
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)