Form 10-K405
period 1999-12-31
TELEMATE NET SOFTWARE INC
filed 2000-03-30
CIK 1088214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 000-26735

                          TELEMATE.NET SOFTWARE, INC.
              (Exact Name of Registrant Specified in Its Charter)

                   GEORGIA                                      58-1656726
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or Organization)
    4250 PERIMETER PARK SOUTH, SUITE 200                           30341
              ATLANTA, GEORGIA                                  (Zip Code)
  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (770) 936-3700

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Registrant's common stock on March 24, 2000 as reported by The Nasdaq Stock Market, was approximately $55,575,000. The shares of common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, Registrant had outstanding 7,607,462 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Some of the statements contained in this report contain forward-looking information. These statements are found in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." They include statements concerning:

     - our growth and operating strategy;

     - liquidity and capital expenditures;

     - trends in our industry; and

     - payment of dividends.

     Forward-looking statements can be identified by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may" and "will" or similar words. Such statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in Exhibit 99.1 to this report, that could cause actual results to differ materially from those suggested by the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Telemate.Net Software, Inc. provides network intelligence for the Internet economy. Our integrated network usage management solutions enable businesses to monitor, analyze and manage the use of both their Internet and voice networks. Our Telemate.Net family of products enables businesses to optimize network utilization, improve employee productivity, enhance network security, improve e-commerce effectiveness, and control, allocate and recover network costs. We sell our products through a combination of direct sales and third-party resellers and distributors. We have installed our products in over 14,000 customer sites and our customers represent most major commercial, industrial and service categories.

INDUSTRY BACKGROUND

  Emergence of the Internet as a Global Communications and Commerce Medium

     The Internet has emerged as a rapidly growing global communications and commerce medium. International Data Corporation, a market research organization, estimates that the number of users who buy and sell goods over the Internet increased to 142 million users in 1998, and is forecast to surpass 500 million users by 2003. This increase in use is expected to drive commerce on the Internet to more than $1.0 trillion by 2003. The U.S. Department of Commerce estimates that Internet traffic doubles every 100 days.

     Due to the growth in the number of web users and the increasing use of the Internet to conduct business, many organizations now recognize the Internet as strategic to their business. Organizations are capitalizing on the global reach of the Internet to expand into new markets and acquire and retain customers, and are utilizing the web as a powerful distribution channel to market and deliver goods and services. Also, businesses are increasingly using the web to interact with suppliers, distributors and other business partners to achieve business efficiencies. Furthermore, many businesses utilize intranets, which are networks that use Internet technology for communications within an organization, to disseminate information and improve operations. Internet access is also being provided to many employees as a necessary component of their jobs. As a result, organizations have begun to invest heavily in Internet technology and infrastructure.

  The Need for an Internet Usage Management Solution

     While the Internet offers significant opportunities for businesses, the use of the Internet involves business risks as well, including the potential for employee abuse, reduced productivity, legal liabilities, theft or loss of data, business interruption, capacity overloads and unnecessary expense. As a result, organizations are faced with the challenge of exploiting the Internet's potential while mitigating the risks associated with this new technology. Businesses need to be able to determine whether their employees are using the Internet productively and how best to manage Internet traffic to meet the constraints of the network. We believe the rapid adoption of the Internet for business purposes will ultimately require companies to manage the costs of using the Internet in much the same way as they manage telephone costs.

     In addition, as businesses increasingly use the Internet for marketing, e-commerce and customer support, managers need to understand how customers and business partners are interacting with their web site. For instance, a company can determine which visitors to the web site are purchasing products and which pages they visited before doing so, thus providing valuable information to managers on the effectiveness of their web marketing efforts. Gartner Group, a market research organization, predicts that by year-end 2000, approximately 70% of Global 1000 companies will adopt web measurement and tracking functionality, as compared to approximately 35% of Global 1000 companies that had adopted this functionality as of year-end 1998.

     In addition, as greater network access increases exposure to network security breaches, network managers need a software solution that can analyze the large amounts of data collected by network security devices to help determine if their existing Internet infrastructure is secure. Consequently, companies are seeking a management and reporting system that provides the network intelligence they require to maximize their investment in the Internet.

  The Need for an Integrated Network Usage Management Solution

     Historically, voice and data networks have developed separately, with voice traffic carried on the telephony network and data traffic carried over the computer network. During the 1960's, enterprises increasingly deployed private branch exchanges, known as PBXs, that were able to collect substantial amounts of data on telephony network usage. As a result, in the 1970's, software solutions were developed that could access, process and analyze this data in order for enterprises to monitor and manage telephone usage and to allocate the costs associated with such usage. Throughout the 1980's and 1990's, emerging technology, deregulation and increasing competition in the telecommunications industry coupled with the growth in Internet usage and data traffic have led to a growing trend toward convergence of voice and data networks. Today's Internet technology enables both voice and data transmissions to be routed over computer networks. Internet telephony has emerged as a low-cost alternative to traditional long distance telephone communications.

     The convergence of voice and data networks has created additional challenges for organizations. As voice over the Internet, or VoIP, applications are implemented, we believe companies increasingly will want to manage their use, just as they have for traditional PBX networks. Organizations are also encountering security risks as employees have the ability to access the Internet directly over voice lines, thereby bypassing established security firewalls. To address this converging network environment, we believe businesses will need a monitoring and reporting system capable of providing usage information for both their Internet and voice networks. Businesses require this integrated network usage management solution to:

     - provide flexible reporting capabilities that can be easily modified to obtain the desired information;

     - be easy to implement and use;

     - interface with a large number of data sources from a wide range of manufacturers;

     - collect data in a variety of formats;

     - process large volumes of detailed data and track this data to specific departments and individuals within the organization or visitors to the network; and

     - be scalable to accommodate the needs of businesses of all sizes.

THE TELEMATE.NET SOLUTION

     Our Telemate.Net family of products provide an integrated solution that enables businesses to monitor, analyze and manage the use of their Internet and voice networks. We believe our patent-pending software is the first product to integrate Internet usage management and call accounting capabilities. The Telemate.Net solution provides the following key advantages:

     Network Optimization. Telemate.Net can be used by managers throughout an organization to maximize the effectiveness of their Internet and voice networks. For example:

     - information technology managers can monitor network usage, resolve network bottlenecks and be alerted to security breaches;

     - financial officers can manage and allocate network costs;

     - human resources managers can monitor compliance with network use policies and detect improper use of the network;

     - sales managers can measure productivity of Internet and telephone-based sales activities; and

     - marketing managers can analyze the effectiveness of Internet marketing campaigns.

     Comprehensive Reporting. Telemate.Net's reporting engine incorporates over 300 standard report templates and provides access not only to summary data on network usage and activity but also to the detailed information supporting the summary data. For example, a network manager can use the summary information to detect network bottlenecks and access detailed data to identify which department, individual or type of usage has caused the bottleneck. Our solutions also provide a filtering capability that allows users to modify the standard report templates to incorporate additional information or exclude unwanted data. The automation capabilities of Telemate.Net's reporting engine also allow users to define who receives reports and schedule how and when they are delivered.

     Ease of Implementation and Use. Telemate.Net is designed to simplify product installation and use. We have embedded the Microsoft SQL Server(TM) database within Telemate.Net, eliminating the need for customers to install their own database. Telemate.Net's data collection engine can easily import data directly from a wide variety of network devices. In addition, Telemate.Net's simple, point-and-click, multi-panel user interface allows customers to easily access, analyze and process this data.

     Flexible Data Collection and Reformatting. The Telemate.Net data collection and reformatting module extracts data in many formats from a variety of sources and converts this data into a standard format. Once standardized, data from many sources can be integrated into a single database to enable consolidated reporting. We initially developed this technology to allow us to collect data from a wide variety of PBX types and formats. The flexibility of the Telemate.Net technology enabled us to quickly develop data collection and reformatting capabilities for additional network devices such as proxy servers, intrusion detection products and firewalls. We are currently developing these capabilities for web servers, VoIP devices, VPN servers and e-mail servers. We refer to all of these devices as data sources.

     Robust Data Storage, Management and Processing. Telemate.Net's database can efficiently store large amounts of detailed data gathered by networking and network security devices. Telemate.Net's processing and database module incorporates an organizational directory that tracks network usage data by user, department or other group within the organization. This organizational directory also maintains historical links between users and their network activity. The database also allows Telemate.Net to provide extensive cost allocation based on user-determined parameters.

     Scalability. Telemate.Net provides an integrated solution for network usage management that is highly scalable to accommodate the needs of enterprises of all sizes. Its database is scalable from a low volume, desktop application to a high volume, high performance network environment. An organization can select the model with the capacity, functionality, reports and number of data sources to meet its current needs, and as these needs change, the organization can easily upgrade to other models and additional data sources using a simple activation code.

STRATEGY

     Our objective is to capitalize on our expertise in call accounting and early entry into Internet usage management to become the leading provider of Internet usage management e-business intelligence software. Our strategy to achieve this objective includes the following:

     Capitalize on Our Technology. We believe that Telemate.Net offers the highest level of network usage reporting detail, flexibility and scalability available today. We believe we are currently the only company offering an integrated product that provides both Internet usage management and telephone call accounting capabilities. We intend to capitalize on the core technology of our existing products to provide additional functionality, such as management and analysis of data from web servers, VoIP switches and routers, VPN servers and e-mail servers. We believe that our experience in the network usage management industry and flexible core technology will enable us to continue to adapt our solutions as the network usage management needs of enterprises evolve.

     Expand Our Direct Sales Force and Capitalize on Our Direct Sales Approach. Our direct sales organization currently consists of 61 sales professionals employing telephone, online and on site sales approaches. We routinely close transactions ranging from $1,000 to $50,000 over the telephone. Orders over $50,000 typically require direct visits with the customer. To expand and facilitate these larger sales we have located sales personnel in major cities across the United States and Europe. Web-based marketing is making our direct sales operation more productive by delivering sales information and trial products in a more timely and efficient manner. We intend to continue to expand our direct sales force rapidly in the next few years to increase sales of our Internet and integrated products.

     Increase Sales to Existing Customers. We have installed our products in over 14,000 customer locations. Prior to 1999, our sales efforts were focused primarily on call accounting. As a result, over 75% of our customers have only purchased our call accounting products. We have been successful selling call accounting upgrades to this customer base in a cost effective manner. We believe this large base of existing call accounting customers represents an excellent opportunity to sell Internet usage management products as well. In 1999, we began to focus a portion of our direct sales force on generating additional sales from our existing customer base. This group will continue to place primary emphasis on selling our Internet and integrated network usage management solutions.

     Strengthen and Expand Strategic Distribution and Marketing
Relationships. A number of leading network and network security product vendors help us distribute and market our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. We also sell our products worldwide through a growing number of network resellers, systems integrators and distributors. We intend to pursue additional strategic distribution and marketing relationships both domestically and internationally, and to expand the scope of our existing relationships in order to complement our direct sales capabilities and expand our customer base.

     Increase Brand and Application Awareness. We are expanding our marketing programs to create both brand and application awareness. We are using a combination of public relations, print advertising, direct mail lead generation and web based marketing. We intend to continue to use the Internet to build our brand awareness, generate leads for our direct sales force and resellers and generate web sales. We utilize a variety of web-based advertising and marketing programs along with web site links and traditional marketing programs to attract prospects and customers to our web site. In addition to obtaining general information about our products, users are able to download a demonstration version of our products. Our web site has proved to be the most productive source of prospects for our direct sales force, and therefore we expect to significantly expand our web marketing programs.

     Enhance Service Offerings. In addition to our annual support contracts, we offer professional services including on-site installation and training to larger customers. We intend to expand our professional services to offer consulting assistance to help customers integrate our applications into their business operations. We are also planning to offer our solution on an applications service provider basis allowing customers to use our solution as a service rather than licensing and installing our product.

PRODUCTS

     We market our Telemate.Net products as three distinct applications, two of which are available at four levels of functionality. Our applications are as follows:

     eSpective(TM) eBusiness Intelligence -- for managing eBusiness

          eSpective collects activity data from web servers and other network data sources, translates it into summary and detailed e-marketing, web performance and management analysis reports. eSpective is only available with Enterprise functionality.

     NetSpectives(TM) Internet Usage Management -- for managing enterprise Internet access.

          NetSpectives provides both summary and detailed reporting on Internet usage that enterprises can use to improve employee productivity. Additionally, NetSpectives enables bandwidth management, control and allocation of network costs, and enhanced Internet network security.

     Telemate(TM) Call Accounting -- for managing enterprise telecommunication networks.

          Telemate Call Accounting provides both summary and detailed telecommunications network usage reports that enable managers to improve employee productivity, control and allocate telecommunications costs and enhance telecommunication network security.

     Our available levels of functionality are as follows:

     QuickView is designed for organizations that require data collection from a single data source, have moderate requirements for the storage of usage data and are satisfied with basic usage reports. Because QuickView operates on Microsoft's Windows 95, 98 and NT operating systems, it is suitable for most small business users. Customers may choose to report on one of the following data sources from a variety of manufacturers: firewalls, proxy servers, intrusion detection products or PBXs. Quick View may be easily upgraded to QuickView Plus, WorkGroup or Enterprise using an activation code.

     Quick View Plus is designed for customers that have basic reporting needs and moderate data storage requirements but also require reporting on multiple data sources. QuickView Plus allows a user to collect, analyze and report on usage data from multiple firewalls, proxy servers, intrusion detection devices or PBXs. Data sources may be of a single type or a combination of types and manufacturers. QuickViewPlus may be easily upgraded to Workgroup or Enterprise using an activation code.

     WorkGroup is designed for small to mid-size organizations that require large volumes of data storage and seek extensive network usage reporting. It provides the same general features as QuickView and also provides information and reports on usage, traffic and security violations. WorkGroup allows allocation of Internet usage costs and includes more than one hundred standard reports. WorkGroup integrates the features of the QuickView products to provide one solution for multiple data sources. WorkGroup may be easily upgraded to Enterprise using an activation code.

     Enterprise is designed for most mid-size to large enterprises seeking a more complete network usage management solution. It includes over 200 reports, a URL categorization database, third-party billing, allocation of equipment and overhead costs, and a custom report writing tool, currently Seagate Software, Inc.'s Crystal Reports Professional 7, in addition to the general features found in WorkGroup.

     In addition, we offer the following add-on functionality:

     Additional Data Source Modules. Additional data source modules may be purchased to expand Quick View, Quick View Plus, WorkGroup or Enterprise to collect data from additional firewalls, proxy servers, intrusion detection products, web servers or PBXs.

     URL Categorization. Telemate.Net offers a uniform resource locator, or URL, categorization database, which groups hundreds of thousands of Internet addresses into 28 categories such as travel, shopping, hate and discrimination, pornography, sports, gambling and employment agency sites. Telemate.Net then reports on Internet usage by category, thus allowing companies to identify misuse and abuse of their networks. These URLs are updated on a daily basis.

     Advanced Asset Manager. Advanced Asset Manager is a cable and connectivity management software solution that allows network managers to graphically view the location of network cables and circuits within the business' facility. Advanced Asset Manager documents cable and circuit routes, multiple network layouts, availability of spare circuits, work orders, technician assignment, and hardware inventory.

SERVICES

     We currently provide installation, training and technical support services for our customers. These services have been a growing source of recurring revenue for us. We intend to continue to improve our support staff's technical knowledge and problem solving abilities to ensure that our customers remain satisfied with our products and services. In addition, we intend to develop web-based training, installation and custom report generation services that will expand current customer training seminars and installation services. Technical support is provided under annual maintenance contracts that provide customers with access to telephone support and product updates. In addition, we intend to expand the customer service capabilities of our web site to enable customers to initiate service requests, obtain answers to frequently asked questions and obtain product updates over the Internet. We also plan to offer business integration consulting services and to make our solution available on an application service provider basis.

TECHNOLOGY

     Our core technology is designed to allow businesses to easily extract needed data from a wide range of network data sources and translate it into a standardized format. This standardized data is then enhanced by linking it to an organizational directory and other relevant information and storing it in a database. Our flexible and powerful reporting engine extracts the specific information needed and generates a report, which can then be distributed to management in a variety of formats.

     Telemate.Net's core technology has four major modules:

     Data Collection and Reformatting Module. The data collection and reformatting module extracts data from a variety of data sources. Because the data is initially extracted in different formats, Telemate.Net converts the data into a standard format so it can be integrated for use within our application.

     Processing and Database Module. The processing and database module has the following components:

     - Directory: The directory allows Telemate.Net to link sources of network activity, such as user identifications, Internet addresses and telephone extensions, to specific individuals, departments, divisions and companies. The directory also contains a history function that keeps track of these links as they change so that these sources are properly linked to the owner of the source at that time.

     - Costing: Our costing capability assigns a cost to each voice or data transaction, which allows organizations to allocate network expenses. A variety of costing methods are available that can be tailored to the organization's needs and preferences.

     - Alarms: Our product has the ability to establish PBX activity levels and, if these levels are exceeded, alert management of this occurrence via e-mail or beeper. This feature aids in the detection of hacking and potential fraud conditions. In the first quarter of 2000, we added alarm functionality for Internet data sources.

     - Domain Name Server Lookup: Telemate.Net performs several types of Domain Name Server, or DNS, lookup. A DNS maintains a database that correlates numerical Internet addresses with the equivalent URL, or "www.", address. If the data collected from a data source includes only the numerical Internet address of a destination web site, Telemate.Net will search the external DNS to obtain the equivalent URL address and include it in the data record. For example, if the data collected reveals a numerical address of 209.17.193.130, the DNS lookup function will provide the more commonly used URL address of www.telemate.net.

     - URL Categorization: We provide a database of several hundred thousand URLs that is updated daily. These URLs are grouped into 28 different categories. This allows companies to detect unwanted usage of their networks. As information from a data source is added to the activity database, this URL categorization database is searched and the proper category is added to the record.

     - Automated Operations: Most application functions can be executed automatically on a specific schedule set by the user. Such functions include:

      -- collection of data from a data source;

      -- processing of that data;

      -- generation and distribution of specific reports to management; and

      -- purging of processed data to manage the size of the database.

     For example, the user can specify that on the tenth day of each month the system will purge all of the detailed records older than 60 days, or that every Monday the system will distribute a weekly departmental summary via e-mail to all department managers.

     - Embedded Database: Under an original equipment manufacturer agreement with Microsoft, we embed Microsoft's SQL database in our Telemate.Net products. Our QuickView product includes the Microsoft SQL 7.0 MSDE desktop database while our WorkGroup and Enterprise products include the full Microsoft SQL 7.0 Server database. Telemate.Net is designed to allow us to efficiently integrate other databases, such as a UNIX-based Oracle database, in the future.

     - Multiprocessing: As the number of data sources and the volume of data on a network increase, Telemate.Net has the ability to distribute both processing and reporting onto multiple PCs to balance the workload and further enhance scalability.

     Reporting Engine Module. Our reporting engine is currently designed for use with Seagate's Crystal Reports, a reporting tool. This means that users do not have to learn Crystal's command language or the structure of the SQL Server database in order to use our products. Telemate.Net's reporting engine:

     - incorporates more than 300 standard reports and templates designed and refined over time with input from our customers;

     - provides a filtering capability that allows the user to easily modify the standard reports thereby customizing the report to provide the specific information needed;

     - allows users to create new reports or to modify existing report templates using Crystal Reports Professional; and

     - allows any customized report format to be stored and accessed at a future time or scheduled for automated execution and distribution.

     Interface Module. Telemate.Net employs an easy to use, functionally rich user interface, featuring the multi-paneled style used in Windows applications. We utilize third-party interface tools to create a familiar "look and feel" to the product. The interface is designed so that users can operate our application and generate reports with a minimal amount of training.

CUSTOMERS

     We have installed our products in over 14,000 customer sites. Our customers represent most major commercial, industrial and service categories and typically have more than 100 employees. In 1999, we entered into a sales agreement with a third party contractor to provide software, hardware and installation services for 51 different sites. This sales agreement comprised 13.9% of total revenue in 1999. We do not believe that this agreement will generate this level of revenue in the future.

SALES AND MARKETING

     We conduct our sales efforts through a combination of direct sales and arrangements with network resellers, systems integrators and distributors. Our direct sales force primarily employs telephone, online and on-site sales approaches and prior to 1999 was primarily focused on the sale of our call accounting applications. We have sales teams focused on large account sales, government agency sales, mid-size customer sales, and sales of additional products and functionality to our existing customer base. In addition to Atlanta, we have sales personnel located in London and a number of major cities across the United States.

     Large Enterprise and Government Sales. We expect that enterprises with more than 1,000 employees will comprise almost half of the revenue opportunity in the network usage management market over the next five years. According to the most recent U.S. census data, these 6,700 large enterprise represent more than 650,000 potential installations in the United States. In recent years we have enhanced the scalability and functionality of our products to better address the needs of these large enterprises. As a result, our sales to large enterprises have increased over the past several years, leading to an increase in our average sales price.

     Mid-size Enterprise Sales. We continue to focus on enterprises with 100 to 1,000 employees. We expect these mid-size enterprises will represent almost half of the revenue opportunity in the network usage management market over the next five years. According to estimates from the U.S. Census Bureau, this market includes over 70,000 companies. We intend to increase our use of web-based marketing to pursue these mid-size enterprises.

     Installed Base Sales. We have established a separate sales team that focuses exclusively on selling additional products to our existing customers. We believe there is a significant opportunity to upgrade our installed base of customers to the latest generation of our software. In addition, as our customers' networks grow, we expect to sell additional functionality and data sources to these customers. As we expand our web-based marketing and customer support activities, we expect to be able to more efficiently identify qualified prospects for upgrades.

     E-Commerce Sales. To augment our direct sales efforts, we are expanding our capabilities to market and execute sales transactions via our web site. Our initial e-commerce sales focus will address support contract renewals, low-priced product upgrades and sales of entry-level products. Over time, as customers become accustomed to e-commerce transactions, we expect that some of our mid-sized and large enterprises business will flow through our web site. Because existing customers can easily upgrade features or add data sources utilizing an activation code, we expect installed base e-commerce to grow rapidly over the next few years.

     Network Resellers and Distributors. While our direct sales force is expected to continue to generate a large proportion of our future revenue, we are increasingly employing indirect distribution channels worldwide as an important complement to our direct sales force. We have established a team of distribution sales representatives that is developing relationships with and providing sales support to network resellers, systems integrators and distributors. While most of our efforts have been focused within the United States, we added five international distributors during 1999. We intend to accelerate the expansion of both our international and domestic distribution channels over the next few years. In late 1999, we established a sales staff in the United Kingdom to focus on signing new system integrators and distributors.

     Strategic Distribution and Marketing Relationships. Leading networking and network security product vendors, including AXENT Technologies, Check Point Software, Cisco Systems, Lucent Technologies, Microsoft and Network Associates, help to market and distribute our products. These companies assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. However, because we do not have written agreements with most of these parties, we cannot guarantee that these relationships will continue at all or on terms acceptable to us. We are currently working to expand our existing relationships and develop additional strategic relationships.

     Marketing. Our marketing efforts are focused on creating brand and application awareness and attracting prospective customers to our web site. While a large portion of our marketing budget will be dedicated to web-based and electronic marketing, we will continue to employ traditional marketing programs such as direct mail, trade shows, public relations and print advertising. However, these traditional marketing programs will focus on encouraging customers and prospects to visit our web site. As we expand our web-based marketing activities and add content relating to network usage management, we expect to attract more customers and prospective customers to our site. We anticipate this will generate qualified leads for our sales force to pursue as well as direct e-commerce business.

COMPETITION

     We believe that we are the only company that has developed an integrated network usage management solution for the Internet and voice networks. However, we do experience competition with companies that offer either Internet usage management or call accounting software. Our Internet usage management products primarily compete with other providers of Internet management software, including WebTrends, Accrue Software, the SecureIT division of VeriSign, Elron Software, Talley Systems and Sequel Technology. Many of our competitors offer point products that only address a small segment of the market or only provide low-end summarization capabilities. Telemate.Net is scalable to large numbers of users while maintaining substantial amounts of data on each user and provides significantly more detail, history, organizational linking and flexible reporting capabilities than competing solutions. Our primary call accounting software competitors include IntegraTrak, ISI, MicroTel, Switchview, Telco Research, Verimark, Xiox and Xtend. Most of these companies offer products that are functionally similar to Telemate.Net's prior generation of software. With the introduction of our integrated Internet usage management and call accounting product, we believe we have a competitive advantage over those companies that offer call accounting-only software.

INTELLECTUAL PROPERTY

     We currently have a pending United States patent application that seeks to protect inventions underlying the integration of voice and network data reporting technology in our Telemate.Net product. We currently do not have any issued patents. We have obtained federal registration for the Telemate and Telemate.Net marks. We view our technology as proprietary and rely on a combination of trade secret, copyright, patent and trademark laws, non-disclosure agreements and contractual provisions to establish and protect our proprietary rights. When we license our products, we use a signed license agreement with a select number of our customers and a standard printed or electronic license containing confidentiality terms customary in the industry for all other users in order to protect the proprietary rights in our technology. We license our products in a format that does not permit the user to change the software code. In addition, because we treat the source code for our products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

HUMAN RESOURCES

     As of March 1, 2000, we employed 216 persons, including 28 in product development, 67 in services and support, 90 in sales and marketing, 5 in operations and 26 in finance and administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS

     Our executive officers and their respective ages as of March 30, 2000 are as follows:

NAME                                     AGE   POSITION
----                                     ---   --------
David H. Couchman......................  54    Chairman of the Board
Richard L. Mauro.......................  57    Chief Executive Officer, President and
                                               Director
Richard J. Post........................  44    Senior Vice President -- Finance and
                                               Operations, Chief Financial Officer and
                                               Treasurer
James A. Kranzusch.....................  55    Senior Vice President -- Sales
Dean D. Rau............................  64    Senior Vice President -- Technology
L. Mark Newton.........................  46    Senior Vice President -- Information
                                               Systems
Vijay Balakrishnan.....................  45    Senior Vice President -- Marketing
Charles B. Wilkinson...................  33    Vice President -- Customer Services
Douglas B. Spencer.....................  39    Vice President -- Development

     David H. Couchman is our founder and has served as Chairman of our Board of Directors since our inception in January 1986. Mr. Couchman served as our Chief Executive Officer from January 1986 until December 1996. Mr. Couchman has 30 years of computer sales and product management experience. Before founding Telemate.Net, Mr. Couchman held a number of executive systems, sales and marketing positions in several large corporations and startup companies, including Burroughs Corporation, a computer products company, (now Unisys) and On-Line Software International, an applications software company (acquired by Computer Associates). Mr. Couchman holds a bachelor's degree in Business Administration and Industrial Relations from the University of Maryland.

     Richard L. Mauro has served as our Chief Executive Officer and President since December, 1996. He has served as a director of Telemate.Net since June 1999. He was President and Chief Operating Officer from March 1994, when he joined Telemate.Net, until December 1996. Mr. Mauro has 36 years of general management and sales, marketing, and engineering management experience. Prior to joining Telemate.Net, Mr. Mauro served as Chief Executive Officer and President of Insight Marketing Partners, Inc., a marketing and management consulting company he founded that focused on assisting early-stage software companies, from March 1990 until March 1994. From January 1986 until March 1990, Mr. Mauro was Vice President-Marketing for INFORUM, a technology center in Atlanta. He began his career with the IBM Corporation in June 1964 where he held a variety of engineering, sales and product marketing management positions. During his last eight years at IBM, he focused on PC-related products, including leading the PC merchandising function for IBM's retail product centers. Mr. Mauro holds a bachelor's degree in Electronic Engineering from Manhattan College and a master's degree in Industrial Administration from Union College.

     Richard J. Post has served as our Senior Vice President -- Finance and Operations, Chief Financial Officer, and Treasurer since June 1999. From September 1996 until February 1999, Mr. Post served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of MedCath Incorporated, a cardiovascular services company. From 1986 to 1996, Mr. Post was employed as an investment banker, assisting clients with a wide variety of public and private debt and equity financings and merger and acquisition transactions. From January 1994 until September 1996, he served as Senior Vice President, Investment Banking, Corporate Finance Group of Price Waterhouse LLP, an accounting and consulting firm. From February 1992 until January 1994, he served as Senior Manager in the Corporate Finance Department of Ernst & Young, an accounting and consulting firm. From August 1988 until February 1992, he served as Vice President in the Investment Banking Department of Bear, Stearns & Co., Inc., an investment banking and securities brokerage firm. From September 1986 until August 1988, Mr. Post was an Investment Banking Associate at The First Boston Corporation, an investment banking and securities brokerage firm. Prior to his investment banking career, Mr. Post served as a Military Intelligence Officer in the United States Army. Mr. Post holds a bachelor's degree in English and Philosophy from the University of Notre Dame and an MBA from the Harvard Business School.

     James A. Kranzusch has served as our Senior Vice President-Sales since March 1998. Mr. Kranzusch has 30 years of sales management experience with both large corporations and early-stage ventures. Prior to joining Telemate.Net, Mr. Kranzusch served as founder and President of ClientView, Inc., an Atlanta sales consulting company, from March 1995 until March 1998. From March 1992 to March 1995, Mr. Kranzusch was Director of Major Accounts at Carter & Associates, a commercial real estate company in Atlanta. From September 1985 until February 1992, he was Executive Vice-President and General Manager for INFORUM, a technology center in Atlanta. Mr. Kranzusch was employed by the IBM Corporation from March 1970 until August 1985, most recently as Division Sales Director. Mr. Kranzusch holds a bachelor's degree in Business Administration from Auburn University and a master's degree in Business Policy from Columbia University.

     Dean D. Rau has served as our Senior Vice President-Technology since September 1996. Mr. Rau has 40 years of experience managing the planning, design, development, testing and support of software products. Prior to joining Telemate.Net, Mr. Rau served as a Senior Project Manager with the Atlanta Committee for the Olympic Games from May 1993 until August 1996. Mr. Rau also served as Vice President-Development with Coin Dealership Systems, Inc., a software company, from August 1990 until May 1993. In addition, Mr. Rau was employed by the IBM Corporation from June 1959 until December 1989 in a number of application development management positions, including Senior Applications Development Manager. Mr. Rau holds a bachelor's degree in Business Administration from the University of Washington.

     L. Mark Newton has served as our Senior Vice President-Customer Support Services since September 1988. Mr. Newton has more than 20 years of experience in systems development and support management services. Prior to joining Telemate.Net, Mr. Newton served as Director of Telecommunications and Biomedical Electronics with Southern Baptist Hospital in New Orleans from February 1981 until September 1988. Mr. Newton has an associate's degree in Electronics Technology from the Oklahoma City Technical Center.

     Vijay Balakrishnan has served as our Senior Vice President -- Marketing since September 1999. Prior to joining Telemate.Net, Mr. Balakrishnan served as Vice President in charge of marketing for Equifax Secure, Inc., an e-commerce security company, from May 1997 until August 1999. From November 1994 until March 1997, Mr. Balakrishnan served as Vice President in charge of international business development for Deluxe Corp., a provider of financial services infrastructure. Mr. Balakrishnan holds a master's degree in Electrical Engineering from the University of Illinois and an MBA from the Wharton School of Business at the University of Pennsylvania.

     Charles B. Wilkinson, Jr. has served as our Vice President, Customer Services since March 2000. Mr. Wilkinson has over 12 years of professional services experience in Big 6 accounting, consulting and corporate software environments. Prior to joining Telemate.Net, Mr. Wilkinson was with Geac, a Canadian software conglomerate, as a Director of Consulting Services for SQL applications, formerly the Clarus Corporation ERP product suite, from October 1999 until March 2000. Mr. Wilkinson was with Clarus Corporation from August 1994 until October 1999, most recently serving as the Managing Director, Customer Services - ERP applications. From November 1993 until July 1994, Mr. Wilkinson was a Senior Associate with Ferguson Associates, a regional consulting firm in Norfolk, Virginia. Mr. Wilkinson was with KPMG Peat Marwick, an accounting and consulting firm, from May 1987 until November 1993 where he served as a manager in their middle market consulting practice. Mr. Wilkinson holds a bachelor's degree from Old Dominion University and is a Certified Public Accountant.

     Douglas B. Spencer has served as our Vice President-Technology since March 2000. Mr. Spencer has 18 years of international leadership experience in both start-up and corporate environments. Prior to joining Telemate.Net until March 2000, Mr. Spencer served as the Vice President of Product Solutions for eShare Technologies in Norcross, Georgia -- a predictive dialer and web contact solutions provider. From May 1994 to March 1999 Mr. Spencer held several key positions with global enterprise solutions provider

Compuware. Most recently Mr. Spencer served as Compuware's Director of Business Development for Europe, the Mid-East and Africa while based in Amsterdam, The Netherlands, where he enhanced his international operations expertise. Prior to that he served as Director of Technology for Compuware's UNIFACE, a market leading Enterprise Application Development environment, also based in Amsterdam. In addition, Mr. Spencer has held a variety of technical and leadership roles prior to Compuware, including 8 years with Intergraph Corporation, a leading global CAD vendor. Mr. Spencer holds a bachelor's degree in Computer Science from the University of Tennessee and an MBA from the Culverhouse School of Business at the University of Alabama.

ITEM 2.  PROPERTIES.

     We are headquartered in Atlanta, Georgia, where we lease approximately 50,000 square feet under a lease agreement expiring in September 2003. We have options to lease additional space in our current office complex, which should allow us to accommodate growth in the immediately foreseeable future. The vast majority of our employees work in the corporate headquarters, but we also have sales personnel located in five other states and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common stock is traded on the Nasdaq National Market under the symbol "TMNT". The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by The Nasdaq Stock Market for the quarters indicated:

QUARTER ENDED                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
September 30, 1999..........................................   $14.1875     $14.00
December 31, 1999...........................................    20.9375      12.00

     The closing sale price of the Company's common stock as reported by The Nasdaq Stock Market on March 24, 2000 was $12.3125.

     The number of shareholders of record of the Company's common stock as of March 24, 2000, was approximately 3,964.

     We did not declare or pay cash dividends during the last quarter of the year ended December 31, 1999, and we do not have any plans to declare or pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth our selected financial data and other operating information. We derived the selected financial data from our financial statements and related notes included in another part of this Annual Report on Form 10-K. You should read the selected financial data together with our financial statements and related notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. KPMG LLP, independent auditors, audited our financial statements for the period from January 1, 1996 to December 31, 1999.

     The selected financial data of Telemate.Net set forth below for each of the four years ended December 31, 1996, 1997, 1998 and 1999, and the balance sheet data as of December 31, 1996, 1997, 1998 and 1999, are derived from, and are qualified by reference to, our audited financial statements. The financial information for the year ended December 31, 1995 is derived from our unaudited financial statements. In the opinion of management, the unaudited financial information has been prepared on a basis consistent with the annual audited financial statements that appear elsewhere in this document, and include all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the financial position and results of operations for these unaudited years. Historical results are not necessarily indicative of results to be expected in the future.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1995         1996         1997         1998         1999
                                       ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue....................  $    3,750   $    3,785   $    4,890   $    5,450   $    6,731
  Service revenue....................       2,549        3,114        4,058        4,932        6,234
                                       ----------   ----------   ----------   ----------   ----------
          Total revenue..............       6,299        6,899        8,948       10,382       12,965
Cost of revenue:
  Product costs......................         609          574          736          923        1,380
  Service costs......................         514          761        1,053        1,274        1,768
                                       ----------   ----------   ----------   ----------   ----------
          Total cost of revenue......       1,123        1,335        1,789        2,197        3,148
                                       ----------   ----------   ----------   ----------   ----------
Gross profit.........................       5,176        5,564        7,159        8,185        9,817
Operating expenses:
  Research and development...........         480          603        1,387        1,845        2,108
  Sales and marketing................       2,120        2,979        3,522        4,613        6,552
  General and administrative.........       1,526        1,861        2,231        2,926        4,124
  Non-cash compensation..............          --           --           --           --          188
                                       ----------   ----------   ----------   ----------   ----------
          Total operating expenses...       4,126        5,443        7,140        9,384       12,972
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............       1,050          121           19       (1,199)      (3,155)
  Increase in redeemable stock
     purchase warrant................          --           --           --           --       (1,590)
  Other income (expense).............          26           15           19         (107)         336
                                       ----------   ----------   ----------   ----------   ----------
          Net income (loss)..........  $    1,076   $      136   $       38   $   (1,306)  $   (4,409)
                                       ==========   ==========   ==========   ==========   ==========
Basic net income (loss) per share....  $     0.34   $     0.04   $     0.01   $    (0.40)  $    (1.07)
                                       ==========   ==========   ==========   ==========   ==========
Diluted net income (loss) per
  share..............................  $     0.34   $     0.04   $     0.01   $    (0.40)  $    (1.07)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
  Basic..............................   3,156,150    3,201,744    3,261,813    3,261,813    4,102,999
                                       ==========   ==========   ==========   ==========   ==========
Diluted..............................   3,156,150    3,434,403    3,732,768    3,261,813    4,102,999
                                       ==========   ==========   ==========   ==========   ==========

                                                                  AS OF DECEMBER 31,
                                                    ----------------------------------------------
                                                     1995     1996      1997      1998      1999
                                                    ------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $  818   $   245   $    78   $    46   $42,755
Working capital (deficit).........................    (449)   (1,429)   (1,472)   (1,726)   40,782
Total assets......................................   2,273     2,186     2,582     2,675    48,274
Long-term liabilities.............................      12        --        --     1,032        --
Total shareholders' equity (deficit)..............    (163)     (686)     (743)   (2,065)   42,316

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Financial Statements of Telemate.Net Software, Inc. and notes thereto included elsewhere in this report.

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

     Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. In 1999, our hardware sales represented 9.9% of revenue due to a number of large product sales requiring an unusually high amount of hardware. Support service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of the products licensed. Professional services include installation, training and custom report generation.

     We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. Revenue derived from software license fees and hardware is recognized upon shipment. Revenue derived from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software maintenance and professional services billed in advance of the time revenue is recognized.

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

     We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. For example, in March 2000 we announced an OEM and Reseller Agreement with Cisco Systems. We intend to continue to focus sales resources on strengthening existing relationships and creating new relationships with strategic organizations.

     From our inception in 1986 until June 1999, we elected to operate under subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws. An S corporation generally is not subject to income tax at the corporate level. The S corporation's income generally passes through to shareholders and is taxed on their personal income tax returns. As a result, our earnings have been taxed directly to our existing shareholders. On June 16, 1999, we terminated our status as an S corporation under the tax code. In connection with the termination of our S corporation status, we distributed approximately $269,000 and we reclassified the accumulated deficit of approximately $296,000 through the S corporation termination date, limited to the amount of paid in capital, to additional paid-in capital.

     On June 16, 1999, our S corporation status terminated upon closing of the sale of 300,000 shares of Series A redeemable convertible preferred stock. At that time, we established our net deferred tax assets and liabilities; no net deferred tax assets or liabilities were recorded because the realization of deferred tax assets was not considered to be likely.

     In October 1999, we completed our initial public offering which resulted in net proceeds to us of approximately $43.0 million before payment of related expenses. We used $1.0 million of the proceeds from our initial public offering to repay existing indebtness. We intend to use the remaining net proceeds for working capital and other general corporate purposes, which may include increasing our sales and marketing activities, increasing our product development activities, and pursuing strategic acquisitions and relationships.

RESULTS OF OPERATIONS

     The following tables set forth our call accounting and Internet/integrated revenue, both in absolute dollars and as a percentage of total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1997     1998      1999
                                                             ------   -------   -------
                                                                   (IN THOUSANDS)
Revenue:
  Call accounting:
     Product revenue.......................................  $4,620   $ 4,479   $ 3,785
     Service revenue.......................................   4,053     4,850     5,132
                                                             ------   -------   -------
          Total call accounting revenue....................   8,673     9,329     8,917
  Internet/integrated:
     Product revenue.......................................     270       971     2,946
     Service revenue.......................................       5        82     1,102
                                                             ------   -------   -------
          Total Internet/integrated revenue................     275     1,053     4,048
                                                             ------   -------   -------
          Total revenue....................................  $8,948   $10,382   $12,965
                                                             ======   =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Percentage of total revenue:
  Call accounting:
     Product revenue........................................   51.6%    43.1%    29.2%
     Service revenue........................................   45.3     46.7     39.6
                                                              -----    -----    -----
          Total call accounting revenue.....................   96.9     89.8     68.8
  Internet/integrated:
     Product revenue........................................    3.0      9.4     22.7
     Service revenue........................................    0.1      0.8      8.5
                                                              -----    -----    -----
          Total Internet/integrated revenue.................    3.1     10.2     31.2
                                                              -----    -----    -----
          Total revenue.....................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The following table sets forth for the periods indicated statement of operations data expressed as a percentage of total revenue:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue...........................................   54.6%     52.5%     51.9%
  Service revenue...........................................   45.4      47.5      48.1
                                                              -----     -----     -----
          Total revenue.....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Cost of revenue:
  Product costs.............................................    8.2       8.9      10.6
  Service costs.............................................   11.8      12.3      13.6
                                                              -----     -----     -----
          Total cost of revenue.............................   20.0      21.2      24.2
                                                              -----     -----     -----
Gross profit................................................   80.0      78.8      75.8
Operating expenses:
  Research and development..................................   15.5      17.8      16.3
  Sales and marketing.......................................   39.4      44.4      50.5
  General and administrative................................   24.9      28.2      31.8
  Non cash compensation.....................................    0.0       0.0       1.5
                                                              -----     -----     -----
          Total operating expenses..........................   79.8      90.4     100.1
                                                              -----     -----     -----
Operating income (loss).....................................    0.2     (11.6)    (24.3)
                                                              -----     -----     -----
Other income (expense)......................................    0.2      (1.0)      2.6
Increase in redeemable stock purchase warrant...............     --        --     (12.3)
                                                              -----     -----     -----
          Net income (loss).................................   0.4%     (12.6)%   (34.0)%
                                                              =====     =====     =====

  Years Ended December 31, 1999 and 1998

     Total Revenue. Total revenue was $13.0 million in 1999, representing a 24.9% increase from $10.4 million in 1998. Total product revenue was $6.7 million, or 51.9% of total revenue, in 1999, representing a 23.5% increase from $5.4 million, or 52.5% of total revenue, in 1998. Total service revenue was $6.2 million, or 48.1% of total revenue, in 1999, representing a 26.4% increase from $4.9 million, or 47.5% of total revenue, in 1998. This increase was the result of the increase in Internet/integrated revenue and professional services sold. Part of the increase was attributable to one sales agreement with a third party contractor to provide software, hardware and installation services for 51 different sites. This sales agreement comprised 13.9% of total revenue in 1999. We do not believe that this agreement well generate this level of revenue in the future.

     Call Accounting Revenue. Total call accounting revenue was $8.9 million, or 68.8% of total revenue, in 1999, representing a 4.4% decrease from $9.3 million, or 89.8% of total revenue, in 1998. Call accounting product revenue was $3.8 million, or 29.2% of total revenue, in 1999, representing a 15.5% decrease from $4.5 million, or 43.1% of total revenue, in 1998. Call accounting service revenue was $5.1 million, or 39.6% of total revenue, in 1999, representing a 5.8% increase from $4.8 million, or 46.7% of total revenue, in 1998. The decline in call accounting revenue and percentage share of total revenue for the year was due to the increased focus of our sales force on selling our Internet/integrated products as compared to selling call accounting only products. We expect this trend of Call Accounting revenue declining as a percentage of overall revenue to continue.

     Internet/Integrated Revenue. Total Internet/integrated revenue was $4.0 million, or 31.2% of total revenue, in 1999, representing a 284.4% increase from $1.1 million, or 10.2% of total revenue, in 1998. Internet/integrated product revenue was $2.9 million, or 22.7% of total revenue, in 1999, representing a 203.4% increase from $971,000, or 9.4% of total revenue, in 1998. Internet/integrated service revenue was $1.1 million, or 8.5% of total revenue, in 1999, representing a 1,243.9% increase from $82,000, or 0.8% of total revenue, in 1998. The increase in Internet/integrated product revenue and percentage of total revenue was due to the increased focus of our sales force on selling our Internet/integrated products. The increase in Internet/integrated service revenue was driven by the increase in Internet/integrated product sales, including the sales agreement mentioned under Total Revenue above.

     Cost of Product Revenue. Cost of product revenue includes employee compensation, costs of complementary hardware, costs of materials related to production, shipment and fulfillment and payments under third-party licensing agreements. Cost of product revenue was $1.4 million, or 10.6% of total revenue, in 1999, representing a 49.5% increase from $923,000, or 8.9% of total revenue, in 1998. This increase in cost and the corresponding increase as a percentage of total revenue was primarily attributable to higher hardware costs on a number of large product sales requiring an unusually large amount of hardware and an increase in the percentage of total costs for royalty payments for third-party licensing.

     Cost of Service Revenue. Cost of service revenue is comprised primarily of service employee compensation. Cost of service revenue was $1.8 million, or 13.6% of total revenue, in 1999, representing a 38.8% increase from $1.3 million, or 12.3% of total revenue, in 1998. This increase was due to an increase in staff to handle the expansion of the number of companies under annual maintenance contracts and the increase in professional services sold.

     Research and Development Expenses. Research and development expenses include salaries and related costs for software developers, quality assurance personnel and documentation personnel involved in our research and development efforts. Research and development expenses were $2.1 million, or 16.3% of total revenue, in 1999, representing a 14.3% increase from $1.8 million, or 17.8% of total revenue, in 1998. The increase in total research and development expenditures reflects the increased headcount during the second half of the year as we accelerated our new product development. The Company expects research and development expenses to increase in amount as it continues to commit substantial resources to enhancing existing product functionality and to developing new products

     Sales and Marketing Expenses. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for our sales organization and marketing staff. Sales and marketing expenses were $6.6 million, or 50.5% of total revenue, in 1999, representing a 42.0% increase from $4.6 million, or 44.4% of total revenue, in 1998. This increase in expenditures and percentage of total revenue is the result of higher commissions on greater sales and expansion of both the sales and marketing staffs in the second half of the year, as we positioned ourselves for future growth. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of additional sales offices both domestically and in Europe. We also expect additional increases in advertising and marketing programs and other promotional activities and anticipate that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     General and Administrative Expenses. General and administrative expenses include administrative salaries and related benefits, depreciation and amortization, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses were $4.1 million, or 31.8% of total revenue, in 1999, representing a 40.9% increase from $2.9 million, or 28.2% of total revenue, for the same period in 1998. This increase was primarily due to an increased provision for uncollectable accounts, an increase in a sales tax provision, recruiting fees and other professional services. We expect general and administrative costs to increase in absolute amounts as we continue to add infrastructure to support a larger organization, and incur costs related to being a publicly-held company.

     Non-cash Compensation Expenses. Non-cash compensation of $188,000, or 1.5% of total revenue, was charged in 1999 in connection with stock options granted at a price below market value, primarily to an executive officer.

  Years Ended December 31, 1998 and 1997

     Total Revenue. Total revenue was $10.4 million in 1998, representing a 16.0% increase from $8.9 million in 1997. Total product revenue was $5.5 million, or 52.5% of total revenue, in 1998, representing an 11.5% increase from $4.9 million, or 54.6% of total revenue, in 1997. Total service revenue was $4.9 million, or 47.5% of total revenue, in 1998, representing a 21.5% increase from $4.1 million, or 45.4% of total revenue, in 1997. These increases were primarily the result of an increase in our Internet/ integrated revenue and an increase in call accounting service revenue.

     Call Accounting Revenue. Total call accounting revenue was $9.3 million, or 89.8% of total revenue, in 1998, representing a 7.6% increase from $8.7 million, or 96.9% of total revenue, in 1997. Call accounting product revenue was $4.5 million, or 43.1% of total revenue, in 1998, representing a 3.1% decrease from $4.6 million, or 51.6% of total revenue, in 1997. Call accounting service revenue was $4.9 million, or 46.7% of total revenue, in 1998, representing a 19.7% increase from $4.1 million, or 45.3% of total revenue, in 1997. The decline in call accounting product revenue in absolute dollars and as a percent of total revenue reflects our decision to focus some of our call accounting resources on developing the Internet/integrated market opportunity. The increased call accounting service revenue reflects the continued historical renewal rate on annual maintenance contracts and a significant increase in installation and training service revenue.

     Internet/Integrated Revenue. Total Internet/integrated revenue was $1.1 million, or 10.2% of total revenue, in 1998, representing a 282.9% increase from $275,000, or 3.1% of total revenue, in 1997. Internet/integrated product revenue was $971,000, or 9.4% of total revenue, in 1998, representing a 260.0% increase from $270,000, or 3.0% of total revenue, in 1997. Internet/integrated service revenue was $82,000, or 0.8% of total revenue, in 1998, representing an increase from $5,000, or 0.1% of total revenue, in 1997. The increase in Internet/integrated revenue and percentage of total revenue was due to the increased focus of our sales force on selling our Internet/integrated products and an increase in revenue from third-party distributors put in place during 1997.

     Cost of Product Revenue. Cost of product revenue was $923,000, or 8.9% of total revenue, in 1998, representing a 25.4% increase from $736,000, or 8.2% of total revenue, in 1997. The increase was primarily attributable to an increase in product shipments. The increased percentage of revenue reflects a slight increase in the percentage of sales derived from third-party products.

     Cost of Service Revenue. Cost of service revenue was $1.3 million, or 12.3% of total revenue, in 1998, representing a 21.0% increase from $1.1 million, or 11.8% of total revenue, in 1997. The dollar increase was primarily due to growth in services staff needed to support the additional customers under annual maintenance contracts. The increased percentage of revenue reflects a slight increase in the services staff necessary to meet the expected support and service requirements for the new Internet product.

     Research and Development Expenses. Research and development expenses were $1.8 million, or 17.8% of total revenue, in 1998, representing a 33.0% increase from $1.4 million, or 15.5% of total revenue, for 1997. The absolute and percentage increases reflect the growth in research and development staff to maintain and continue to expand our Internet/integrated product line.

     Sales and Marketing Expenses. Sales and marketing expenses were $4.6 million, or 44.4% of total revenue, in 1998, representing a 30.9% increase from $3.5 million, or 39.4% of total revenue, in 1997. The increase in absolute dollars was attributable primarily to increased commission expenses associated with increased sales and personnel costs resulting from an increase in our sales and marketing staff. The increased percentage of total revenue was attributable to sales staff focusing on developing new Internet distribution channels.

     General and Administrative Expenses. General and administrative expenses were $2.9 million, or 28.2% of total revenue, in 1998, representing a 31.2% increase from $2.2 million, or 24.9% of total revenue, in 1997. The absolute and percentage increases were primarily attributable to increased costs of personnel, rent and professional fees to accommodate our growth.

QUARTERLY RESULTS OF OPERATIONS

     The following tables present unaudited quarterly statements of operations data for each of our last eight quarters. All information other than the tables of revenue information has been derived from our financial statements. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained herein. In the opinion of management, the unaudited quarterly financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider to be necessary to fairly present this information when read in conjunction with our financial statements and related notes appearing elsewhere in this prospectus. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                               THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------------
                             MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1998       1998       1998        1998       1999       1999       1999        1999
                             --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                 (IN THOUSANDS)
Revenue:
  Product revenue..........   $1,369     $1,197     $1,407      $1,477    $ 1,364     $1,442     $ 1,798    $ 2,127
  Service revenue..........    1,138      1,320      1,303       1,171      1,294      1,323       1,685      1,932
                              ------     ------     ------      ------    -------     ------     -------    -------
          Total revenue....    2,507      2,517      2,710       2,648      2,658      2,765       3,483      4,059
Cost of revenue:
  Product costs............      192        240        210         281        265        290         403        422
  Service costs............      317        309        324         324        339        369         492        568
                              ------     ------     ------      ------    -------     ------     -------    -------
          Total cost of
            revenue........      509        549        534         605        604        659         895        990
                              ------     ------     ------      ------    -------     ------     -------    -------
Gross profit...............    1,998      1,968      2,176       2,043      2,054      2,106       2,588      3,069
Operating expenses:
  Research and
     development...........      399        483        495         468        379        380         585        764
  Sales and marketing......      983      1,252      1,216       1,162        979      1,196       1,662      2,715
  General and
     administrative........      717        806        711         692        966        724         970      1,464
                              ------     ------     ------      ------    -------     ------     -------    -------
  Non cash compensation....                                                    --         --         153         35
          Total operating
            expenses.......    2,099      2,541      2,422       2,322      2,324      2,300       3,370      4,978
                              ------     ------     ------      ------    -------     ------     -------    -------
Operating income (loss)....     (101)      (573)      (246)       (279)      (270)      (194)       (782)    (1,909)
Interest income (expense):
  Increase in redeemable
     stock purchase
     warrant...............       --         --         --          --       (734)        --        (856)        --
  Other interest income
     (expense).............       (1)       (39)       (32)        (35)       (41)       (37)        (89)       503
                              ------     ------     ------      ------    -------     ------     -------    -------
          Total interest
            income
            (expense)......       (1)       (39)       (32)        (35)      (775)       (37)       (945)       503
                              ------     ------     ------      ------    -------     ------     -------    -------
Net income (loss)..........   $ (102)    $ (612)    $ (278)     $ (314)   $(1,045)    $ (231)    $(1,727)   $(1,406)
                              ======     ======     ======      ======    =======     ======     =======    =======

     Fourth quarter 1999 operating expenses have increased reflecting the impact of the completion of our initial public offering and the implementation of our plan to expand our operation.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. In October 1999, we completed our initial public offering that provided us approximately $44.0 million in net cash proceeds. We had cash and cash equivalents of $42.8 million at December 31, 1999, and $46,000 at December 31, 1998.

     Cash used in operating activities during 1999 and 1998 was $1.8 million, and $771,000, respectively. This increase reflects the net impact of increases in our net loss and in accounts receivable, which were offset by an increase in accounts payable and accrued expenses, the recording of accretion of the redeemable common stock warrant related to our loan with Sirrom Investments, Inc. and an increase in deferred revenue.

     Our investing activities primarily include expenditures for fixed assets in support of our product development activities and infrastructure. Net cash used in investing activities increased to $1.0 million in 1999, compared to $306,000 in 1998. This increase resulted primarily from an increase in fixed assets purchased.

     Net cash provided by financing activities was $45.5 million in 1999, compared to $1.0 million in 1998. This change was due primarily to our initial public offering that provided $44.0 million in cash proceeds in October 1999. Other significant events in 1999 were the sale of Series A redeemable convertible preferred stock for $6.0 million, the redemption of common stock for $4.0 million, the repayment of the loan from Sirrom Investments, Inc. for $1.0 million, and the sale of common stock for $500,000. Net cash provided in 1998 resulted from the issuance of long-term debt. We also had a $750,000 bank line of credit with Silicon Valley Bank, which expired in November 1999.

     On June 16, 1999, we completed the private placement of 300,000 shares of Series A Preferred Stock, resulting in gross proceeds to us of $6.0 million and net proceeds of approximately $5.9 million after payment by us of expenses relating to the transaction. Of these funds, $4.0 million was used to redeem an aggregate of 600,000 shares of common stock from David Couchman, our Chairman and founder, and his spouse. The balance of the net proceeds will be used to fund our operational growth. The Series A Preferred Stock automatically converted to 900,000 shares of common stock concurrently with the consummation of our initial public offering.

     On June 21, 1999, we sold 75,000 shares of common stock for $500,000 to James C. Davis, whom we subsequently added to our Board of Directors.

     Because we have not generated significant revenue from sales outside the United States, we have not sustained material foreign currency exchange losses and presently do not attempt to hedge our exposure to fluctuations in foreign currency exchange rates. Should our revenue from international sales increase, and should such sales be denominated in foreign currencies, we intend to adopt a hedging strategy against foreign currency fluctuations.

     We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in our initial public offering, will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect income from operations and the remaining proceeds from our initial public offering to provide sufficient liquidity and capital resources, and we are not aware of any events that may cause our liquidity to increase or decrease in a material way. However, our business strategies will require a substantial increase in expenditures. To the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Subsequently, the effective date was deferred until June 15, 2000. We are in the process of evaluating this pronouncement and will adopt it upon its effective date.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP 97-2 to, among other things, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. We do not anticipate any impact from the provisions of the new pronouncement.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

     We have not experienced any immediate adverse impact from the transition to the year 2000. It is possible that some of the internal systems of our customers or other parties with whom we do business have already been or will be negatively affected by the year 2000 date changes. We currently have no contingency plan to manage any year 2000 issues that may arise.

     We did not separately track expenditures relating to year 2000 compliance. Such expenditures were primarily absorbed within our development organization and were not considered material relative to our overall development expenditures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a number of market risks in the ordinary course of our business, such as foreign currency exchange risk resulting from our international operations. These risks arise in the normal course of business rather than from trading. In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Our management has examined our exposures to all of these risks and has concluded that none of our exposures in these areas is material to fair values, cash flows or earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements are submitted as a separate section of this Report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 28, 2000 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 28, 2000 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the

Commission on April 28, 2000 under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the Commission on April 28, 2000 under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial Statements

     The financial statements are submitted as a separate section of this report, beginning on page F-1.

     2. Financial Statement Schedules contained on page 27

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1*      --  Amended and Restated Articles of Incorporation of the
               Registrant.
 3.3*      --  Amended and Restated Bylaws of the Registrant.
 4.1*      --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
               Restated Articles of Incorporation and Amended and Restated
               Bylaws of the Registrant Defining rights of the holders of common stock of the Registrant.
 4.2*      --  Specimen Stock Certificate.
10.1*      --  Form of Employment Agreement for Officers and Key Employees.
10.2*      --  Lease Agreement, dated January 28, 1992, between KGE
               Associates, LP and Complementary Solutions, Inc.
10.3*      --  First Amendment to Lease, dated June 11, 1993, between KGE
               Associates, LP and LP and Complementary Solutions, Inc.
10.4*      --  Second Amendment to Lease, dated June 22, 1994, between KGE
               Associates, LP and LP and Complementary Solutions, Inc.
10.5*      --  Third Amendment to Lease, dated March 30, 1995, between KGE
               Associates, LP and LP and Complementary Solutions, Inc.
10.6*      --  Fourth Amendment to Lease, dated June 14, 1996, between KGE
               Associates, LP and LP and Telemate Software, Inc.
10.7*      --  Fifth Amendment to Lease, dated July 26, 1996, between KGE
               Associates, LP and Telemate Software, Inc.
10.8*      --  Sixth Amendment to Lease, dated August 2, 1996, between KGE
               Associates, LP and Telemate Software, Inc.
10.9*      --  Seventh Amendment to Lease, dated July 16, 1998, between KGE
               Associates, LP and Telemate Software, Inc.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.10*     --  Telemate Software, Inc. Stock Incentive Plan.
10.11*     --  Employment Agreement, dated June 16, 1999, between Richard
               L. Mauro and Telemate.Net Software, Inc.
10.12*     --  Employment Agreement, dated June 16, 1999, between David H.
               Couchman and Telemate.Net Software, Inc.
10.13*     --  Telemate.Net Software, Inc. 1999 Stock Incentive Plan.
10.14*     --  Amendment to Telemate.Net Software, Inc. 1999 Stock
               Incentive Plan.
10.15      --  Eighth Amendment to Lease, dated November 9, 1999, between
               KGE Associates, LP and Telemate.Net Software, Inc.
10.16      --  Ninth Amendment to Lease, dated November 10, 1999, between
               KGE Associates, LP and Telemate.Net Software, Inc.
10.17      --  Tenth Amendment to Lease, dated November 15, 1999, between
               KGE Associates, LP and Telemate.Net Software, Inc.
10.18      --  Telemate.Net Software, Inc. Employee Stock Purchase Plan.
23.1       --  Consent of KPMG LLP
24.1       --  Powers of Attorney (included on signature page).
27.1       --  Financial Data Schedule (for SEC use only).
99.1       --  Safe Habor Compliance Statement.

* Incorporated herein by reference to the exhibit of the same number filed with Telemate.Net Software, Inc.'s Registration Statement on Form S-1 (Registration No. 33-81443)

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this the 30 day of March, 2000.

                                          By:     /s/ RICHARD L. MAURO
                                            ------------------------------------
                                                      Richard L. Mauro
                                                Chief Executive Officer and
                                                          President

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Couchman and Richard L. Mauro, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ RICHARD L. MAURO                  Chief Executive Officer,           March 30, 2000
---------------------------------------------------    President and Director
                 Richard L. Mauro                      (Principal Executive Officer)

                /s/ RICHARD J. POST                  Senior Vice President-Finance and  March 30, 2000
---------------------------------------------------    Operations, Chief Financial
                  Richard J. Post                      Officer
                                                       and Treasurer (Principal
                                                       Financial Officer)

               /s/ DAVID H. COUCHMAN                 Chairman of the Board of           March 30, 2000
---------------------------------------------------    Directors
                 David H. Couchman

                /s/ JAMES C. DAVIS                   Director                           March 30, 2000
---------------------------------------------------
                  James C. Davis

              /s/ J. LAWRENCE BRADNER                Director                           March 30, 2000
---------------------------------------------------
                J. Lawrence Bradner

              /s/ MURALI ANANTHARAMAN                Director                           March 30, 2000
---------------------------------------------------
                Murali Anantharaman

                                                                      SCHEDULE I

                              ACCOUNTANTS SCHEDULE

                          TELEMATE.NET SOFTWARE, INC.
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

ALLOWANCES

                                                                  ADDITIONS
                                                    BALACE AT      CHARGED                   BALANCE
                                                    BEGINNING    TO COSTS AND                 AT END
YEAR ENDED                                           OF YEAR       EXPENSES     DEDUCTIONS   OF YEAR
----------                                          ----------   ------------   ----------   --------
December 31, 1997................................    $50,000       $ 33,158      $ 23,158    $ 60,000
December 31, 1998................................    $60,000       $403,501      $368,501    $ 95,000
December 31, 1999................................    $95,000       $525,091      $320,091    $300,000

                          TELEMATE.NET SOFTWARE, INC.

                              FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Telemate.Net Software, Inc.:

     We have audited the accompanying balance sheets of Telemate.Net Software, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the schedule of valuation accounts for each of the years in the three year period ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemate.Net Software, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
KPMG LLP

February 11, 2000

                          TELEMATE.NET SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              ---------     --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 42,755      $    46
  Trade accounts receivable, net of allowance for returns
     and doubtful accounts of $300 and $95 for 1999 and
     1998, respectively.....................................     3,467        1,809
  Prepaid expenses and other current assets.................       518          127
                                                              --------      -------
          Total current assets..............................    46,740        1,982
Property and equipment, net of depreciation and
  amortization..............................................     1,474          591
Other assets................................................        60          102
                                                              --------      -------
                                                              $ 48,274      $ 2,675
                                                              ========      =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to bank......................................  $     --      $    80
  Accounts payable..........................................     1,212          469
  Accrued expenses and other liabilities....................     1,705          769
  Deferred revenue..........................................     3,041        2,390
                                                              --------      -------
          Total current liabilities.........................     5,958        3,708
Long-term debt..............................................        --          909
Redeemable stock purchase warrant...........................        --          123
                                                              --------      -------
          Total liabilities.................................     5,958        4,740
                                                              --------      -------
Shareholders' equity (deficit):
  Preferred stock, $.01 par value; 19,700,000 authorized and
     undesignated, none issued..............................        --           --
  Common stock, $.01 par value; 100,000,000 shares
     authorized,
     7,359,962 shares issued at December 31, 1999 and
     3,261,813 shares
     issued at December 31, 1998............................        73           33
  Additional paid-in capital................................    52,537          176
  Accumulated deficit.......................................   (10,267)      (1,891)
  Notes receivable and accrued interest from shareholders...       (27)        (383)
                                                              --------      -------
          Total shareholders' equity (deficit)..............    42,316       (2,065)
Commitments and contingencies...............................
                                                              --------      -------
                                                              $ 48,274      $ 2,675
                                                              ========      =======

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                                                1999         1998         1997
                                                             ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenue:
  Product sales............................................  $    6,731   $    5,450   $    4,890
  Service revenue..........................................       6,234        4,932        4,058
                                                             ----------   ----------   ----------
          Total revenue....................................      12,965       10,382        8,948
                                                             ----------   ----------   ----------
Cost of revenue:
  Product costs............................................       1,380          923          736
  Service costs............................................       1,768        1,274        1,053
                                                             ----------   ----------   ----------
          Total cost of revenue............................       3,148        2,197        1,789
                                                             ----------   ----------   ----------
          Gross profit.....................................       9,817        8,185        7,159
                                                             ----------   ----------   ----------
Operating expenses:
  Research and development.................................       2,108        1,845        1,387
  Sales and marketing......................................       6,552        4,613        3,522
  General and administrative...............................       4,124        2,926        2,231
  Noncash compensation.....................................         188           --           --
                                                             ----------   ----------   ----------
          Total operating expenses.........................      12,972        9,384        7,140
                                                             ----------   ----------   ----------
          Operating income (loss)..........................      (3,155)      (1,199)          19
                                                             ----------   ----------   ----------
Interest income (expense):
  Increase in redeemable stock purchase warrant............      (1,590)          --           --
  Other interest income....................................         534           35           23
  Other interest expense...................................        (198)        (142)          (4)
                                                             ----------   ----------   ----------
          Total interest income (expense)..................      (1,254)        (107)          19
                                                             ----------   ----------   ----------
          Net income (loss) before income taxes............      (4,409)      (1,306)          38
Provision for (benefit from) income taxes..................          --           --           --
                                                             ----------   ----------   ----------
          Net income (loss)................................  $   (4,409)  $   (1,306)  $       38
                                                             ==========   ==========   ==========
Basic net income (loss) per share..........................  $    (1.07)  $     (.40)  $      .01
                                                             ==========   ==========   ==========
Diluted net income (loss) per share........................  $    (1.07)  $     (.40)  $      .01
                                                             ==========   ==========   ==========
Weighted average shares outstanding:
  Basic....................................................   4,102,999    3,261,813    3,261,813
                                                             ==========   ==========   ==========
  Diluted..................................................   4,102,999    3,261,813    3,732,768
                                                             ==========   ==========   ==========

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                            NOTES
                                                                           RETAINED      RECEIVABLE         TOTAL
                                         COMMON STOCK       ADDITIONAL     EARNINGS      AND ACCRUED    SHAREHOLDERS'
                                      -------------------    PAID-IN     (ACCUMULATED   INTEREST FROM      EQUITY
                                       SHARES     AMOUNTS    CAPITAL       DEFICIT)     SHAREHOLDERS      (DEFICIT)
                                      ---------   -------   ----------   ------------   -------------   -------------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1996........  3,197,799     $32      $   122       $   (623)        $(217)         $  (686)
Issuance of common stock under stock
  incentive plan....................     64,014       1           48             --           (44)               5
Notes receivable from
  shareholders......................         --      --           --             --           (84)             (84)
Accrued interest on shareholder
  notes.............................         --      --           --             --           (16)             (16)
Net income..........................         --      --           --             38            --               38
                                      ---------     ---      -------       --------         -----          -------
Balance at December 31, 1997........  3,261,813      33          170           (585)         (361)            (743)
Grant of compensatory stock
  options...........................         --      --            6             --            --                6
Accrued interest on shareholder
  notes.............................         --      --           --             --           (22)             (22)
Net loss............................         --      --           --         (1,306)           --           (1,306)
                                      ---------     ---      -------       --------         -----          -------
Balance at December 31, 1998........  3,261,813      33          176         (1,891)         (383)          (2,065)
Issuance of common stock for
  software product..................     30,000      --          306             --            --              306
Effects of change from S corporation
  to C corporation for income taxes:
  Distributions.....................         --      --           --           (269)          264               (5)
  Reclassification of accumulated
     deficit to additional paid-in
     capital........................         --      --         (296)           296            --               --
Purchase and retirement of common
  stock.............................   (600,000)     (6)          --         (3,994)           --           (4,000)
Sale of common stock................     75,000       1          499             --            --              500
Conversion of Series A redeemable
  convertible preferred stock to
  common stock......................    900,000       9        5,941             --            --            5,950
Rescission of put feature on
  redeemable stock purchase warrant
  and issuance of common stock......    122,418       1        1,713             --            --            1,714
Issuance of common stock under stock
  incentive plan....................    121,731       1          106             --            --              107
Proceeds from initial public
  offering, net of costs............  3,449,000      34       43,904             --            --           43,938
Grant of compensatory stock
  options...........................         --      --          188             --            --              188
Repayment of notes receivable from
  shareholders......................         --      --           --             --           109              109
Accrued interest on shareholder
  notes.............................         --      --           --             --           (17)             (17)
Net loss............................         --      --           --         (4,409)           --           (4,409)
                                      ---------     ---      -------       --------         -----          -------
Balance at December 31, 1999........  7,359,962     $73      $52,537       $(10,267)        $ (27)         $42,316
                                      =========     ===      =======       ========         =====          =======

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                1999         1998        1997
                                                              ---------    ---------    -------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Cash flows from operating activities:
  Net income (loss).........................................   $(4,409)     $(1,306)     $  38
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       467          353        323
     Provision for bad debts and returns....................       245           35         10
     Compensation on stock options..........................       188            6         --
     Interest earned on shareholder notes...................       (17)         (23)       (16)
     Amortization of discount on redeemable stock purchase
       warrants.............................................        91           33         --
     Accretion of common stock put warrants.................     1,590           --         --
     Loss on fixed asset disposal...........................        --            1         --
     Changes in assets and liabilities:
       Increase in trade accounts receivable................    (1,903)        (274)      (434)
       (Increase) decrease in prepaid expenses and other
          current assets....................................      (391)          77       (252)
       Decrease in other assets.............................        43           24         --
       Increase in accounts payable, accrued expenses, and
          other liabilities.................................     1,679           54        351
       Increase in deferred revenue.........................       651          249        101
                                                               -------      -------      -----
          Net cash provided by (used in) operating
            activities......................................    (1,766)        (771)       121
                                                               -------      -------      -----
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,044)        (313)      (209)
  Proceeds from sale of asset...............................        --            7         --
                                                               -------      -------      -----
          Net cash used in investing activities.............    (1,044)        (306)      (209)
                                                               -------      -------      -----
Cash flows from financing activities:
  Proceeds (payments) from/on credit facility...............       (80)          80         --
  Proceeds (payments) from/on issuance of long-term debt,
     net....................................................    (1,000)         965         --
  Proceeds from the exercise of stock options...............       107           --          5
  Proceeds from issuance of common stock, net...............    44,438           --         --
  Proceeds from issuance of Series A redeemable convertible
     preferred stock, net...................................     5,950           --         --
  Purchase and retirement of common stock...................    (4,000)          --         --
  Payments received on notes receivable from shareholders...       109           --        (84)
  Shareholder distributions.................................        (5)          --         --
                                                               -------      -------      -----
          Net cash provided by (used in) financing
            activities......................................    45,519        1,045        (79)
                                                               -------      -------      -----
          Net (decrease) increase in cash...................    42,709          (32)      (167)
  Cash and cash equivalents at beginning of period..........        46           78        245
                                                               -------      -------      -----
  Cash and cash equivalents at end of period................   $42,755      $    46      $  78
                                                               =======      =======      =====
  Supplemental disclosure of cash -- cash paid for
     interest...............................................   $   106      $   110      $   4
                                                               =======      =======      =====
  Supplemental disclosures of significant noncash investing
     and financing activities:
     Discount on redeemable stock purchase warrants.........   $    --      $   123      $  --
                                                               =======      =======      =====
     Financing costs withheld from long-term debt
       proceeds.............................................   $    --      $    35      $  --
                                                               =======      =======      =====
     Reduction of notes from shareholders in exchange for
       distributions........................................   $   264      $    --      $  --
                                                               =======      =======      =====
     Issuance of common stock in exchange for software......   $   306      $    --      $  --
                                                               =======      =======      =====

                 See accompanying notes to financial statements

                          TELEMATE.NET SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BUSINESS

     Telemate.Net Software, Inc. (the "Company") develops, markets and supports integrated network usage management software which allows customers to manage the use of their voice and data networks. Organizations utilize the Company's products to help improve employee productivity, enhance network security, and control and recover network costs. In November 1998, the Company released its patent-pending software product, Telemate.Net(TM), which integrates call accounting and Internet usage management.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     On May 7, 1999, the Company changed its name to Telemate.Net Software, Inc. from Telemate Software, Inc.

(B) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition and Deferred Revenues

     The Company recognizes revenue in accordance with The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2.

     Product revenue primarily consists of software license revenue. Complementary hardware sales are also included in product revenue and represent less than 10% of total revenue.

     Revenues derived from software license fees and hardware are recognized upon shipment. Revenues derived from software maintenance and support services involve primarily annual contracts and are recognized ratably over the service period. Revenues related to professional services (installation and training) are recognized as services are provided.

     Deferred revenues generally represent advance payments received from customers and billings invoiced to customers for software maintenance and professional services billed in advance of the time revenues are recognized.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using accelerated methods over the shorter of the estimated useful life or lease term. The estimated useful lives of the assets are as follows:

                                                                   3 -- 5
Computer equipment and purchased software...................        years
                                                                   5 -- 7
Furniture and office equipment..............................        years
Leasehold improvements......................................      5 years

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Computation of Net Income (Loss) Per Share

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

     Following is a reconciliation between basic and diluted shares for the purposes of calculating the basic and diluted earnings per share in the accompanying financial statements.

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Shares used in the calculation of net earnings (loss) per
  share:
  Basic shares outstanding..................................  4,102,999   3,261,813   3,261,813
  Effect of dilutive securities -- options granted..........         --          --     470,955
                                                              ---------   ---------   ---------
Diluted shares outstanding..................................  4,102,999   3,261,813   3,732,768
                                                              =========   =========   =========

     As of December 31, 1999, potentially dilutive securities include stock options (note 8).

  Research and Development Costs

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

  Income Taxes

     For Federal and state income tax purposes until June 16, 1999, the shareholders of the Company elected that the earnings of the Company be taxed under the S Corporation provisions of the Internal Revenue Code. As a result of this election, the Company had not provided for Federal or state income tax expense or any deferred income taxes as earnings were passed through to, and the related income tax liabilities became the individual responsibility of, the shareholders of the Company.

     On June 16, 1999, the Company's S corporation status terminated upon closing of the Series A Preferred Stock sale.

     Subsequent to June 16, 1999, income taxes were accounted for under the asset and liability method. In accordance with the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

  Stock Compensation Plan

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as compensation expense over the vesting period the fair value of all

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

stock-based awards on the date of grant. Under APB No. 25, compensation cost, if any, for fixed plan accounting, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock, and the grant price.

  Comprehensive Income

     No statement of comprehensive income has been included in the accompanying financial statements since the results would not differ from the accompanying statements of operations or shareholders' equity.

  Industry Segment

     On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates and manages its business in one segment, that being a software and services provider to the network usage management market.

  Fair Value of Financial Instruments

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The fair value of each of the following instruments approximates their carrying value because of short maturity of these instruments: cash, trade accounts receivable, accounts payable, accrued expenses, and other liabilities.

     The fair value of the Company's long-term debt and redeemable stock purchase warrant were estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. Subsequently, the effective date was deferred until June 15, 2000. The Company is in the process of evaluating this pronouncement and will adopt it upon its effective date.

     In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on its revenue recognition.

  Stock Split

     On September 2, 1999, the Company consummated a three-for-one stock split in the form of a stock dividend. The information in the accompanying financial statements has been retroactively restated to reflect the effects of the stock split.

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                               1999     1998
                                                              ------   ------
Computer equipment and purchased software...................  $2,619   $1,451
Furniture and office equipment..............................     484      322
Leasehold improvements......................................     121      101
                                                              ------   ------
                                                               3,224    1,874
Less accumulated depreciation and amortization..............   1,750    1,283
                                                              ------   ------
                                                              $1,474   $  591
                                                              ======   ======

3. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following at December 31:

                                                               1999    1998
                                                              ------   ----
Accrued bonuses.............................................  $  408   $220
Personnel related accruals..................................     458    277
Other accruals..............................................     839    272
                                                              ------   ----
                                                              $1,705   $769
                                                              ======   ====

4. NOTE PAYABLE TO BANK

     On June 1, 1998, the Company increased its credit facility from $500,000 to $750,000. Originally issued in December 1996, the credit facility was with a commercial bank, bore interest at the prime rate plus 1 1/4% (9% at December 31, 1998), and matured on May 31, 1999. The Company extended its line of credit under similar terms and conditions through November 1999, but did not subsequently renew. The credit facility was secured by substantially all assets of the Company and also required that the Company maintain a financial ratio with respect to current assets to current liabilities and certain other covenants. At December 31, 1998, $80,000 was outstanding on this facility.

5. NOTE PAYABLE

     In March 1998, the Company obtained $1 million from the issuance of a secured promissory note. The proceeds of the note provided working capital for the Company's continued product development activities. During September 1999, the total balance outstanding was repaid. At December 31, 1998, the balance outstanding, net of an unaccreted discount of $91 totaled $908.

     Interest accrued monthly at 14% and was secured by substantially all of the assets of the Company.

6. NOTES RECEIVABLE FROM SHAREHOLDERS

     In 1997 and prior years, the Company issued shares of common stock for options that were exercised under the terms of the Company's Stock Incentive Plan. Upon exercise, the Company received cash and full recourse promissory notes payable to the Company secured by this common stock. The notes accrue interest at 110% of the Long-Term Applicable Federal Rate, as adjusted each January 1, and are due at various dates through 2007. In addition, funds were also advanced to certain shareholders in 1997 and prior years for various reasons. The shareholders have signed promissory notes for the advanced funds which are due on demand. The notes bear interest at rates ranging from 6.00% to 7.11%. Total accrued interest on the notes from shareholders was $5 and $43 at December 31, 1999 and 1998, respectively.

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. SHAREHOLDERS' EQUITY

(A) AMENDMENT IN THE ARTICLES OF INCORPORATION

     Effective June 16, 1999, the articles of incorporation of the Company were amended whereby the amount of common stock authorized for issuance was increased from 10 million shares to 100 million shares. Additionally, the articles of incorporation were amended whereby 20 million shares of preferred stock with a par value of $.01 per share were authorized, part or all of which shares of Preferred Stock will be established and designated from time to time by the Board of Directors in such series and with such preferences, limitations, and relative rights as may be determined by the Board of Directors. Of the preferred shares authorized, the Series A Redeemable Convertible Preferred Stock (Preferred Stock) was established and has many rights and privileges, including, but not limited to, those included herein. The Series A Redeemable Convertible Preferred Stock was automatically converted into three shares of common stock for each share of preferred upon the completion of the public offering.

(B) COMMON STOCK

     On June 8, 1999, the Company entered into an asset purchase agreement whereby the Company issued 30,000 shares of common stock in exchange for a software product from an unrelated party. The purchase was valued at $306,000 based on the estimated fair value of common stock at the time of the accomplishment of certain milestones. The seller has certain rights, privileges, and restrictions, including, but not limited to, piggyback registration rights.

     On June 16, 1999, the Company purchased and retired an aggregate of 600,000 shares of common stock from two principal shareholders, one of which is a Director, for $4,000,000.

     On June 21, 1999, the Company sold 75,000 shares of common stock to a prospective board member for $500,000 in total proceeds. The purchaser has certain rights, including, but not limited to, registration rights and piggyback rights.

(C) SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 16, 1999, the Company issued 300,000 shares of Series A redeemable convertible preferred stock for cash totaling $6,000,000 ($5,950,000 after expenses of $50,000). Upon the completion of the initial public offering, the Preferred Stock automatically converted into three shares of common stock for each share of preferred stock.

     The holders of Preferred Stock were entitled to receive a 12% accruing dividend, compounded annually, payable only upon liquidation or redemption. Holders of the Preferred Stock were also entitled to participate equally (on an as-converted basis) in any cash dividends paid to any other class of equity securities of the Company. The Preferred Stock was voting, and the holders of the Preferred Stock were entitled to representation by two board members. The holders of Preferred Stock also had the right of first refusal for sale of additional shares.

     As part of the Series A Preferred Stock sale, an executive and the principal stockholder became a party to a noncompete agreement.

(D) COMPLETION OF INITIAL PUBLIC OFFERING

     On October 4, 1999, the Company successfully completed its initial public offering of common stock. The Company sold 3,284,000 shares of common stock in the initial public offering for approximately $42,758 less issuance costs of $968.

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On November 1, 1999, the Company sold 165,000 shares of common stock as part of the underwriters' overallotment from the initial public offering for $2,148.

8. STOCK INCENTIVE PLAN

     In June 1999, the Board of Directors and Shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan") authorizing 1,000,000 options to acquire common stock; the shares are subject to adjustments based on various features. The 1999 Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards to selected employees. The stock options are vested and exercisable over a period determined by the Board of Directors not to exceed 10 years after the date of grant.

     The Company also has a previously existing Stock Incentive Plan (the "Plan"), under which the Board of Directors is authorized to grant selected employees, including officers, options to purchase the Company's common stock. Options granted pursuant to the Plan are exercisable for shares of common stock at a price not less than 100% of the fair market value on the date of grant. On May 18, 1999, the number of shares of common stock reserved for issuance under the Plan was increased by 600,000 to an aggregate of 3,900,000 shares. In July 1998, the number of shares of common stock reserved for issuance under the Plan was increased by 300,000 to an aggregate of 3,300,000 shares. The Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards to selected employees. The stock options are vested and exercisable over a period determined by the Board of Directors not to exceed ten years after the date of grant.

     In 1997, 64,014 options were exercised at prices raging from $0.73 to $0.87 per share. The optionees entered into notes (see note 6) in the amount of $44 payable to the Company for these purchases during the year ended December 31, 1997. The notes accrue interest at 110% of the Long-Term Applicable Federal Rate, as adjusted and are due at variable dates through 2007. During 1998 and 1999, there were no notes issued in conjunction with stock option exercises.

     A summary of stock option activity under the 1999 Plan and the Stock Incentive Plan is as follows:

                                                                            WEIGHTED-
                                                                             AVERAGE
                                                              OUTSTANDING     PRICE
                                                                OPTIONS     PER SHARE
                                                              -----------   ----------
Options outstanding at December 31, 1996....................   2,125,701      $ .78
Options granted.............................................     714,000        .96
Options canceled............................................     (63,000)       .89
Options exercised...........................................     (64,014)       .77
                                                               ---------
Options outstanding at December 31, 1997....................   2,712,687        .82
Options granted.............................................     674,025        .96
Options canceled............................................    (458,025)       .91
Options exercised...........................................          --         --
                                                               ---------
Options outstanding at December 31, 1998....................   2,928,687        .84
Options granted.............................................   1,398,446       9.51
Options canceled............................................    (136,332)      2.11
Options exercised...........................................    (121,731)       .88
                                                               ---------
Options outstanding at December 31, 1999....................   4,069,070       3.77
                                                               ---------
Options available for grant at December 31, 1999............     447,386
                                                               =========

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1999:

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
------------------------------------------------------   -----------------------
                                WEIGHTED-
                                 AVERAGE
                   NUMBER       REMAINING    WEIGHTED-     NUMBER      WEIGHTED-
                 OUTSTANDING   CONTRACTUAL    AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF          AT           LIFE       EXERCISE        AT        EXERCISE
EXERCISE PRICES   12/31/99       (YEARS)       PRICE      12/31/99       PRICE
---------------  -----------   -----------   ---------   -----------   ---------
$ 0.73 --  0.96   2,702,070        6.3          0.84      2,135,070      0.81
$ 6.67              604,500        9.4          6.67             --        --
$11.50 -- 12.38     666,500        9.7         11.54             --        --
$14                  96,000        9.8         14.00             --        --
                  ---------                               ---------
                  4,069,070        7.4          3.76      2,135,070      0.81
                  =========                               =========

     The weighted-average fair value of options granted during the year ended December 31, 1999, 1998, and 1997 was $2.79, $.32, and $.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1999, 1998, and 1997: expected dividend yield of 0%; expected volatility of 0% for the period of January 1, 1999 to October 1, 1999, 1998, and 1997, and 75% for the period of October 1, 1999 to December 31, 1999; risk-free interest rate of 5.52%, 5.25%, and 6.54% for 1999, 1998, and
1997, respectively; and expected lives of six years.

     During 1999, the Company granted 31,482 options with an exercise price less than the market value per share at the date of grant. As a result, a compensation charge totaling approximately $167 will be expensed over the vesting period. These options vest over periods ranging from immediately to three years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plans. Accordingly, no other compensation cost has been recognized for its stock option plans because the exercise price of the option equals or exceeds the fair value of the underlying stock at the date of grant. Had compensation costs for the Company's stock-based compensation plan been determined in accordance with SFAS No. 123, the Company's net income (loss) would have been increased to the unaudited pro forma amounts indicated below:

                                                               1999      1998     1997
                                                              -------   -------   ----
Net income (loss):
  As reported...............................................  $(4,409)  $(1,306)  $ 38
  Pro forma.................................................   (5,590)   (1,433)   (48)
Basic net income (loss) per common share:
  As reported...............................................    (1.07)     (.40)   .01
  Pro forma.................................................    (1.36)     (.43)  (.01)
Diluted earnings (loss) per common share:
  As reported...............................................    (1.07)     (.40)   .01
  Pro forma.................................................    (1.36)     (.43)  (.01)

     In November 1999 the Board of Directors approved an employee stock purchase plan in which 500,000 shares were designated. This plan is subject to shareholder approval.

9. COMMITMENTS

(A) LEASES

     In the ordinary course of business, the Company enters into noncancelable operating lease agreements for its office facilities. Management expects that, as these lease agreements expire, they will be renewed or

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

replaced by similar operating lease agreements. During 1999, the Company modified its existing lease contract to assume additional rental space. Rental expense under the operating leases was $418, $324, and $263 for the years ended 1999, 1998, and 1997, respectively. The lease term for the entire facility is through September 2003. The future minimum annual lease payments under the noncancelable operating lease agreements with remaining terms greater than one year for the next five years and in the aggregate are as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
2000........................................................  $  655
2001........................................................     667
2002........................................................     690
2003........................................................     460
                                                              ------
                                                              $2,472
                                                              ======

(B) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1993, the Company adopted the Telemate Software 401(k) Savings and Investment Plan (the "401(k) Plan"). In order to participate in the 401(k) Plan, employees must be at least 21 years of age and have completed 90 days of service. The terms of the 401(k) Plan allow employees to contribute up to 20% of pretax compensation up to the maximum allowed under Internal Revenue Service ("IRS") regulations. The Company may make discretionary matching contributions up to the maximum allowed under IRS regulations. In addition, the Company may make a discretionary profit-sharing contribution to the 401(k) Plan. The discretionary matching and profit-sharing contributions vest at the rate of 20% per year. For the years ended December 31, 1999, 1998, and 1997, the Company made discretionary matching contributions of $72, $73, and $45, respectively, to the Plan. The Company did not make any discretionary profit sharing contributions during 1999, 1998, or 1997.

(C) ROYALTY AGREEMENTS

     The Company has royalty agreements whereby royalties are paid to vendors for the use of the vendor's software in conjunction with the Company's products.

10. REDEEMABLE STOCK PURCHASE WARRANT

     In connection with the $1 million note payable described in note 5, in March 1998, the Company issued a warrant for the purchase of common stock at an exercise price of $.003 per share. The terms of the stock purchase warrants provide for the number of shares available for exercise to increase at certain future dates if the note payable remains outstanding. The lender exercised its warrants in September 1999 in a cashless exercise using 30 shares at the current market value at the date of exercise.

     The terms of the stock purchase warrants included many rights and privileges in favor of the lender, including but not limited to certain registration rights and put rights for cash for a period of 30 days immediately prior to the expiration thereof at a price equal to the fair market value of the common stock issuable to the holder upon exercise, as defined. In accordance with Emerging Issues Task Force No. 96.13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company estimated the fair value of the warrant at the date of issuance. The Company anticipated repaying the indebtedness in February 2000; accordingly, the Company amortized the initial fair value of the warrant to the extent of 122,448 shares, or $123, over 23 months as additional interest cost. The Company revised the warrant to fair value with changes in fair value reported in interest expense. At the exercise date, the fair value was $14.00 per share, as determined by Black-Scholes and,

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

accordingly, the Company increased the redeemable stock purchase warrant and recorded a charge of $1,590 to interest expense.

11. INCOME TAXES

     On June 16, 1999, the Company converted to a C corporation for income tax purposes. In connection with the change in income tax status to a C corporation, the Company recorded the following additional entries on June 16, 1999:

     - Reclassified the accumulated deficit totaling approximately $296 on this date to additional paid-in capital which represented undistributed estimated losses during the S corporation period limited to the amount of paid-in capital.

     - Established net deferred income tax asset/liability since the Company has assumed the income tax basis on its assets and liabilities. No net amount was recorded since the deferred tax assets are fully reserved.

     The components of income taxes for the period of June 17, 1999 through December 31, 1999 are as follows:

                                                                JUNE 17
                                                                THROUGH
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Current:
  Federal...................................................      $--
  State.....................................................       --
          Total current.....................................       --
Deferred:
  Federal...................................................       --
  State.....................................................       --
          Total deferred....................................       --
          Total income taxes................................       --

     The following table reconciles the expected corporate Federal income taxes (computed multiplying the Company's net income before income taxes by 34%) to the Company's provision for income taxes:

                                                                JUNE 17
                                                                THROUGH
                                                              DECEMBER 31,
Expected provision for (benefit from) income taxes..........     (1,054)

State income taxes, net of Federal tax effect...............         --
Permanent differences.......................................        298

Change in valuation allowance...............................        755
Other, net..................................................          1
                                                                 ------
          Total.............................................         --
                                                                 ======

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liability as of December 31, 1999, are presented below:

Deferred income tax assets:
  Allowance and deferrals...................................  $   210
  Accrued bonuses and vacation pay..........................      160
  Research and development capitalization...................      630
  Stock option grants.......................................       62
  Net operating losses......................................      821
                                                              -------
          Gross deferred income tax assets..................    1,883
  Valuation allowance.......................................   (1,621)
                                                              -------
          Net deferred income tax assets....................      262
                                                              -------
Deferred income tax liability:
  Amortization..............................................      250
  Depreciation..............................................       12
                                                              -------
          Deferred income tax liability.....................      262
                                                              -------
          Net deferred income tax asset (liability).........  $    --
                                                              =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled referral of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At December 31, 1999, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $2,053 which are available to offset future Federal taxable income, if any, through 2019.

12. UNAUDITED PRO FORMA INCOME TAXES AND UNAUDITED PRO FORMA NET INCOME (LOSS) PER SHARE

     On June 16, 1999, the Company converted to a C corporation for income tax purposes. Following are the provisions for income taxes for each of the years in the three years ended December 31, 1999, on an unaudited pro forma basis, using the asset and liability method, as if the Company had been a C corporation, fully subject to Federal and state income taxes. The components of unaudited pro forma income taxes are as follows:

                                                              (JANUARY 1
                                                                THROUGH     DECEMBER 31,
                                                               JUNE 16,     -------------
                                                                 1999)      1998    1997
                                                              -----------   -----   -----
Pro forma income taxes:
Current
  Federal...................................................     $ (9)       $ 9     $(3)
  State.....................................................       (4)         4      (1)
                                                                 ----        ---     ---
          Total current.....................................     $(13)       $13     $(4)
                                                                 ----        ---     ---

                          TELEMATE.NET SOFTWARE, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                              (JANUARY 1
                                                                THROUGH     DECEMBER 31,
                                                               JUNE 16,     -------------
                                                                 1999)      1998    1997
                                                              -----------   -----   -----
Deferred:
  Federal...................................................       --         --      --
  State.....................................................       --         --      --
                                                                 ----        ---     ---
          Total deferred....................................       --         --      --
                                                                 ----        ---     ---

          Total pro forma income taxes......................     $(13)       $13     $(4)
                                                                 ----        ---     ---

     The following table reconciles the expected corporate Federal income taxes (computed by multiplying the Company's net income before income taxes by 34%) to the Company's unaudited pro forma provision for (benefit from) income taxes:

                                                      JANUARY 1,
                                                       THROUGH
                                                       JUNE 16,    DECEMBER 31,   DECEMBER 31,
                                                         1999          1998           1997
                                                      ----------   ------------   ------------
Expected pro forma provision for (benefit from)
  income taxes......................................    $(445)        $(444)          $ 13
State income taxes, net of Federal tax effect.......       (2)            2             --
Permanent differences...............................      261            52              4
Change in valuation allowance.......................      192           486            (31)
Other, net..........................................      (19)          (83)            10
                                                        -----         -----           ----
                                                        $ (13)        $  13           $ (4)
                                                        -----         -----           ----

     Pro forma net income (loss) per share is computed on the same basis described in note 1 using pro forma income. Pro forma net income is actual net income adjusted for unaudited pro forma income tax expense (benefits) as follows:

                                                      JANUARY 1,
                                                       THROUGH
                                                       JUNE 16,    DECEMBER 31,   DECEMBER 31,
                                                         1999          1998           1997
                                                      ----------   ------------   ------------
Unaudited pro forma net income (loss) data:
  Pro forma provision for (benefit from) income
     taxes..........................................   $   (13)      $    13          $(4)
                                                       =======       =======          ===
  Pro forma net income (loss).......................   $(4,396)       (1.319)          42
                                                       =======       =======          ===
Unaudited pro forma net income (loss) per share:
  Basic.............................................   $ (1.07)         (.40)         .01
                                                       =======       =======          ===
  Diluted...........................................   $ (1.07)         (.40)         .01
                                                       =======       =======          ===

13. MAJOR CUSTOMER

     The Company entered into an sales agreement with a third party contractor to provide software, hardware and installation services for 51 different sites. This sales agreement comprised 13.9% of total revenue. Accounts receivable from this customer totaled $709,980 at December 31, 1999.