Form 10-Q
period 2000-03-31
TELEMATE NET SOFTWARE INC
filed 2000-05-15
CIK 1088214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[MARK ONE]

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                   TO

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the issuer's class of capital stock as of May 10, 2000, the latest practicable date, is as follows: 7,729,867 shares of Common Stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          TELEMATE.NET SOFTWARE, INC.

                                 BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $38,467       $42,755
  Trade accounts receivable, net of allowance for doubtful
     accounts and returns...................................      3,830         3,467
  Prepaid expenses and other current assets.................        654           518
                                                                -------       -------
          Total current assets..............................     42,951        46,740
  Property and equipment, net of depreciation and
     amortization...........................................      2,173         1,474
  Other assets..............................................         75            60
                                                                -------       -------
          Total assets......................................    $45,199       $48,274
                                                                =======       =======
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   982       $ 1,211
  Accrued expenses and other liabilities....................      1,466         1,705
  Deferred revenue..........................................      3,325         3,041
                                                                -------       -------
          Total current liabilities.........................      5,773         5,957
                                                                -------       -------
          Total liabilities.................................      5,773         5,957
                                                                -------       -------
Commitments and contingencies...............................         --            --
Shareholders' equity:
  Preferred stock, $.01 par value; 19,700,000 authorized and
     undesignated, no shares issued and outstanding.........         --            --
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,607,462 shares issued and outstanding at
     March 31, 2000 and 7,359,962 issued and outstanding at
     December 31, 1999......................................         76            74
  Additional paid in capital................................     52,774        52,537
  Notes receivable and accrued interest from shareholders...        (20)          (27)
  Retained earnings (accumulated deficit)...................    (13,404)      (10,267)
                                                                -------       -------
          Total shareholders' equity........................     39,426        42,317
                                                                -------       -------
          Total liabilities and shareholders' equity........    $45,199       $48,274
                                                                =======       =======

                See accompanying notes to financial statements.

                           TELEMATE.NET SOFTWARE, INC

                            STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenue:
  Product revenue...........................................  $    1,106    $    1,365
  Services revenue..........................................       2,012         1,293
                                                              ----------    ----------
          Total revenue.....................................       3,118         2,658
Cost of revenue:
  Product costs.............................................         490           265
  Service costs.............................................         744           339
                                                              ----------    ----------
          Total cost of revenue.............................       1,234           604
          Gross profit......................................       1,884         2,054
Operating expenses:
  Research and development..................................         731           379
  Sales and marketing.......................................       2,984           979
  General and administrative................................       1,824           966
                                                              ----------    ----------
          Total operating expenses..........................       5,539         2,324
          Operating loss....................................      (3,655)         (270)
Interest income (expense):
  Increase in redeemable stock purchase warrant.............          --          (745)
  Other interest income.....................................         519             7
  Other interest expense....................................          --           (36)
                                                              ----------    ----------
          Total interest income (expense)...................         519          (774)
                                                              ----------    ----------
          Net loss before income taxes......................      (3,136)       (1,044)
Provision for (benefit from) income taxes...................          --            --
                                                              ----------    ----------
          Net loss..........................................  $   (3,136)   $   (1,044)
                                                              ==========    ==========
Net loss per share
  Basic.....................................................  $    (0.42)   $    (0.32)
  Diluted...................................................  $    (0.42)   $    (0.32)
Weighted average shares outstanding:
  Basic.....................................................   7,495,425     3,261,813
                                                              ==========    ==========
  Diluted...................................................   7,495,425     3,261,813
                                                              ==========    ==========

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(3,136)   $(1,044)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization........................      179         71
       Provision for bad debts and returns..................       50        120
       Compensation on stock options........................        1         --
       Accrued interest on shareholder notes................       (1)        (6)
       Amortization of discount on redeemable stock purchase
        warrant.............................................       --         10
       Accretion of redeemable stock purchase warrant.......       --        734
     Changes in assets and liabilities:
       Increase in trade accounts receivables...............     (413)       (43)
       Increase in prepaids expenses and other current
        assets..............................................     (136)       (36)
       (Increase) decrease in other assets..................      (15)         2
       Increase (decrease) in accounts payable, accrued
        expenses and other liabilities......................     (468)       123
       Increase in deferred revenue.........................      284        125
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................   (3,655)        56
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (878)       (12)
                                                              -------    -------
          Net cash used in investing activities.............     (878)       (12)
                                                              -------    -------
Cash flows from financing activities:
  Repayment of credit facility..............................       --        (80)
  Proceeds from the exercise of stock options...............      237         --
  Payments received on notes receivable from shareholders...        8         --
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................      245        (80)
                                                              -------    -------
          Net decrease in cash..............................   (4,288)       (36)
Cash and cash equivalents at beginning of period............   42,755         46
                                                              -------    -------
Cash and cash equivalents at end of period..................  $38,467    $    10
                                                              -------    -------
Supplemental disclosure of cash -- cash paid for interest...  $    --    $    36
                                                              =======    =======

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, found in filings made by Telemate.Net Software, Inc. with the Securities and Exchange Commission, including its Annual Report on Form 10-K filed with the Commission on March 30, 2000.

2. SHAREHOLDERS' EQUITY

     On October 4, 1999, Telemate.Net Software, Inc. completed an initial public offering of 3,500,000 shares of common stock including 3,284,000 newly issued shares sold by Telemate.Net Software and 216,000 outstanding shares sold by existing shareholders. The offered shares generated net proceeds to Telemate.Net Software of approximately $42.8 million before offering expenses. Subsequently, pursuant to the underwriters' exercise of their over-allotment option, the selling shareholders sold an additional 100,000 shares and Telemate.Net Software sold 165,000 shares. Telemate.Net Software received $2.1 million from the proceeds of the sale of the 165,000 shares on November 1, 1999.

3. NET INCOME (LOSS) PER COMMON SHARE

     Basic net income per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share would include the effect of dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. However, because the inclusion of the common stock equivalents would be anti-dilutive, the weighted average number of common shares outstanding during the period for the basic and diluted net income per share is the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain of the information included in this report, including statements regarding our growth and operating strategy, liquidity and capital expenditures, and trends in our industry, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "believes," "expects" and "will." These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Please see
Exhibit 99.1 entitled "Safe Harbor Compliance Statement" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, for a list of such uncertainties and factors.

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

     In 1996, our management decided to invest the cash flow from our call accounting business in the development of an Internet usage management solution. Our focus on developing an Internet product included sacrificing potential profits and borrowing $1.0 million in 1998. The refocusing of our business resulted in reduced call accounting revenue growth. From 1996 through 1998, average annual call accounting revenue growth was 17%, which is significantly lower than the call accounting revenue growth from 1990 through 1995. With the proceeds from our initial public offering we have continued our investment in Internet products with the release of our eSpective application, which collects activity data from web servers and translates the data into management analysis reporting. With our sales force focusing more on these Internet products we expect our call accounting revenues to continue to decline as a percentage of overall revenue.

     Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. In the first quarter of 2000, our hardware sales represented 14.1% of revenue due to a number of large product sales requiring an unusually high amount of hardware. We expect this percentage to return to historical levels during the remainder of the year. Support service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of the products licensed. Professional services includes installation, training and custom report generation.

     We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue derived from software license fees and hardware is typically recognized upon shipment. Revenue derived from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

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

     We sell our products through a combination of direct sales by our sales personnel and indirect sales primarily through resellers and distributors. While our direct sales force is expected to continue to generate a large proportion of future revenue, we are increasingly utilizing indirect distribution channels, such as network resellers, systems integrators and distributors, as an important complement to our direct sales force. We expect to grow our international distribution significantly in the next few years. Distributors and resellers purchase the product for resale at a discount from our standard price list. This discount ranges from 20% to 65% and varies based on a number of factors including their volume of business, whether they distribute to other resellers and whether they provide product support.

     We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. For example, on March 6, 2000 we announced an OEM and Reseller Agreement with Cisco Systems. We intend to continue to focus sales resources on strengthening existing relationships and creating new relationships with strategic organizations.

     From our inception in 1986 until June 1999, we elected to operate under subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws. An S corporation generally is not subject to income tax at the corporate level. The S corporation's income generally passes through to shareholders and is taxed on their personal income tax returns. As a result, our earnings have been taxed directly to our existing shareholders. On June 16, 1999, we terminated our status as an S corporation under the tax code upon closing of the sale of 300,000 shares of Series A redeemable convertible preferred stock. In connection with the termination of our S corporation status, we distributed $270,000 and we reclassified the accumulated deficit of $296,000 through the S corporation termination date, limited to the amount of paid in capital, to additional paid-in capital.

     At the time we terminated our S corporation status, we established our net deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of this assessment we recorded a valuation allowance of 100% of our net deferred tax asset.

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

RESULTS OF OPERATIONS

     The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:

                              REVENUE INFORMATION

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS)
REVENUE:
Internet/integrated:
  Product revenue...........................................  $  719     $  369
  Services revenue..........................................     744         53
                                                              ------     ------
          Total Internet/integrated revenue.................   1,463        422
Call accounting:
  Product revenue...........................................     387        996
  Services revenue..........................................   1,268      1,240
                                                              ------     ------
          Total call accounting revenue.....................   1,655      2,236
Total:
  Product revenue...........................................   1,106      1,365
  Services revenue..........................................   2,012      1,293
                                                              ------     ------
          Total Revenue.....................................  $3,118     $2,658
                                                              ======     ======

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Percentage of total revenue:
Internet/integrated:
  Product revenue...........................................    23.1%      13.9%
  Services revenue..........................................    23.9        2.0
                                                              ------     ------
          Total Internet/integrated revenue.................    47.0       15.9
Call accounting:
  Product revenue...........................................    12.4       37.4
  Services revenue..........................................    40.6       46.7
                                                              ------     ------
          Total call accounting revenue.....................    53.0       84.1
Total:
  Product revenue...........................................    35.5       51.3
  Services revenue..........................................    64.5       48.7
                                                              ------     ------
          Total Revenue.....................................   100.0%     100.0%
                                                              ======     ======

  Three Months Ended March 31, 2000 and 1999

     Revenue. Total revenue was $3.1 million for the three months ended March 31, 2000, representing a 17.3% increase from $2.7 million for the same period in 1999. Total product revenue was $1.1 million, or 35.5% of total revenue in the three months ended March 31, 2000, representing a 19.0% decrease from $1.4 million, or 51.4% of total revenue, for the same period in 1999. Total service revenue was $2.0 million, or 64.5% of total revenue, in the three months ended March 31, 2000, representing a 55.6% increase from $1.3 million, or 48.6% of total revenue, for the same period in 1999. This increase was the result of the increase in Internet/integrated service revenue for the period. Part of this increase was attributable to one sales agreement with a third party contractor to provide software, hardware and installation services for 51 different sites. During the quarter this sales agreement represented 18.5% of revenue. We do not believe this agreement will generate this level of revenue in the future.

     Internet/Integrated Revenue. Total Internet/integrated revenue was $1.5 million, or 46.9% of total revenue, in the three months ended March 31, 2000, representing a 246.7% increase from $422,000, or 15.9% of total revenue, for the same period in 1999. Internet/integrated product revenue was $719,000, or 23.1% of total revenue, in the three months ended March 31, 2000, representing a 94.9% increase from $369,000, or 13.9% of total revenue, for the same period in 1999. Internet/integrated service revenue was $744,000, or 23.9% of total revenue, in the three months ended March 31, 2000, representing a 1303.8% increase from $53,000, or 2.0% of total revenue, for the same period in 1999. The increase in Internet/ integrated product revenue and percentage of total revenue was due to the sales of our integrated product, which was first released in the fourth quarter of 1998. The increase in Internet/integrated service revenue was driven by the delivery of professional services, including sites related to the sales agreement mentioned under Revenue above.

     Call Accounting Revenue. Total call accounting revenue was $1.7 million, or 53.1% of total revenue, for the three months ended March 31, 2000, representing a 26.0% decrease from $2.2 million, or 84.1% of total revenue for the same period in 1999. Call accounting product revenue was $387,000, or 12.4% of total revenue, for the three months ended March 31, 2000, representing a 61.1% decrease from $996,000, or 37.5% of total revenue, for the same period in 1999. Call accounting service revenue was $1.3 million, or 40.7% of total revenue, in the three months ended March 31, 2000, representing a 2.3% increase from $1.2 million, or 46.7% of total revenue, for the same period in 1999. The decline in call accounting revenue and percentage share of total revenue in the first quarter of 2000 was due to the focus of our sales force on selling Internet/integrated products. We expect this trend of Call Accounting revenue declining as a percentage of overall revenue to continue.

     Cost of Product Revenue. Cost of product revenue was $490,000, or 44.3% of total product revenue, in the three months ended March 31, 2000, representing a 84.9% increase from $265,000, or 19.4% of total product revenue, for the same period in 1999. This increase in cost and the corresponding increase in percentage of revenue were primarily attributable to higher hardware costs on a number of large product sales requiring an unusually large amount of hardware and royalty payments for third-party licensing incurred since the release of our integrated product in the fourth quarter of 1998.

     Cost of Service Revenue. Cost of service revenue was $744,000, or 37.0% of total service revenue, for the three months ended March 31, 2000, representing a 119.5% increase from $339,000, or 26.2% of total service revenue, for the same period in 1999. This dollar and percentage of revenue increase was the result of an increase in service staff necessary to meet the anticipated support and service requirements.

     Research and Development Expenses. Research and development expenses were $731,000, or 23.4% of total revenue, for the three months ended March 31, 2000, representing a 92.9% increase from $379,000, or 14.3% of total revenue, for the same period in 1999. The increase in total research and development expenditures reflects the increased headcount during the second half of 1999 and the first quarter of 2000 as we accelerated our new product development. We expect research and development expenses to increase as we continue to commit substantial resources to enhancing existing product functionality and to developing new products.

     Sales and Marketing Expenses. Sales and marketing expenses were $3.0 million, or 95.7% of total revenue, for three months ended March 31, 2000, representing a 204.8% increase from $979,000, or 36.8% of total revenue, for the same period in 1999. This increase in expenditures and percentage of total revenue is the result of the addition of Sales and Marketing personnel in the second half of 1999 and the beginning of 2000. We also initiated significant advertising and marketing programs in the first quarter of 2000. Expansion of the sales staff included establishment of additional sales offices both domestically and in Europe. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase, due to the planned growth of our sales force, further increases in advertising and marketing expenditures and other promotional activities. It is anticipated that sales and marketing expenses will vary as a percentage of total revenues from period to period.

     General and Administrative Expenses. General and administrative expenses were $1.8 million, or 58.5% of total revenue, in the three months ended March 31, 2000, representing a 88.8% increase from $966,000, or 36.3% of total revenue, for the same period in 1999. This increase was primarily due to increased recruiting fees, personnel related costs and professional service fees. We expect general and administrative costs to increase in as we continue to add infrastructure to support a larger organization and incur costs related to being a publicly-held company.

     Increase in Redeemable Stock Purchase Warrant. Charges for the increase in value of the redeemable common stock purchase warrant were $745,000, or 28.0% of total revenue, in the first three months of 1999. There was no similar charge in 2000. This charge represents the increase in the value of the warrant granted in connection with the $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

     Other Interest Income. Other interest income was $519,000 or 16.6% of total revenue, for the three months ended March 31, 2000, representing a 7314.3% increase from $7,000 for the same period in 1999. Proceeds from investment of the funds received in the initial public offering account for the interest income.

     Other Interest Expense. Other interest expense was zero in the three months ended March 31, 2000, compared to $36,000 for the same period in 1999. We repaid all outstanding debt with the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. In October 1999, we completed our initial public offering that provided us approximately $44.0 million in net cash proceeds. We had cash and cash equivalents of $38.5 million at March 31, 2000 and $10,000 at March 31, 1999.

     Cash used in operating activities during the three months ended March 31, 2000 was $3.7 million. Cash provided by operating activities during the three months ended March 31, 1999 was $56,000. This change reflects the net impact of increases in our net loss, accounts receivable and accounts payable, which were offset by a decrease in deferred revenue and the recording of accretion of the redeemable common stock put warrant related to our loan in 1999.

     Our investing activities primarily include expenditures for fixed assets in support of our product development activities and infrastructure for our expanding operations. Net cash used in investing activities increased to $878,000 in the first three months of 2000, compared to $12,000 for the same period in 1999. This increase resulted from an increase in fixed assets purchased.

     Net cash provided by financing activities was $245,000 for the three month period ended March 31, 2000, compared to $80,000 used in financing activities for the period ended March 31, 1999. This change was due primarily to issuance of common stock resulting from the exercise of options. Net cash used in financing activities in 1999 resulted from the repayment of $80,000 on our bank line of credit, which expired in November 1999.

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

     We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in the initial public offering, will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect income from operations and the remaining proceeds from the initial public offering to provide sufficient liquidity and capital resources, and we are not aware of any events that may cause our liquidity to increase or decrease in a material way. However, our business strategies will require a substantial increase in expenditures. To the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Telemate.Net Software, Inc. was not involved in any material legal proceedings during the three months ended March 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     No events occurred during the quarter covered by this Report that would require response to this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No events occurred during the quarter covered by this Report that would require response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No events occurred during the quarter covered by this Report that would require response to this item.

ITEM 5.  OTHER INFORMATION.

     No events occurred during the quarter covered by this Report that would require response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibit is filed with this Report:

          Exhibit 27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TELEMATE.NET SOFTWARE, INC.
Date: May 15, 2000                                             /s/ RICHARD L. MAURO
                                                 -----------------------------------------------
                                                                 Richard L. Mauro
                                                      President and Chief Executive Officer
                                                          (Principal Executive Officer)

Date: May 15, 2000                                              /s/ JANET VAN PELT
                                                 ------------------------------------------------
                                                                  Janet Van Pelt
                                                 Senior Vice President -- Finance and Operations,
                                                      Chief Financial Officer, and Treasurer
                                                   (Principal Financial and Accounting Officer)