Form 10-Q
period 2000-06-30
TELEMATE NET SOFTWARE INC
filed 2000-08-14
CIK 1088214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-26735

                           TELEMATE.NET SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                GEORGIA                                       58-1656726
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

  4250 PERIMETER PARK SOUTH, SUITE 200                           30341
            ATLANTA, GEORGIA                                   (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 936-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's class of capital stock as of August 9, 2000, the latest practicable date, is as follows: 7,881,046 shares of Common Stock, $0.01 par value.



================================================================================

                           TELEMATE.NET SOFTWARE, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
ITEM 1.    FINANCIAL STATEMENTS.

           Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999                      3

           Statements  of Income for the three months ended June 30, 2000 and 1999
              (unaudited) and for the six months ended June 30, 2000 and 1999 (unaudited)            4

           Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)      5

           Notes to Financial Statements (unaudited)                                                 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                                                      7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.                                                                                    14

                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                                       14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                               14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                                         14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                              14
             HOLDERS.

ITEM 5.    OTHER INFORMATION.                                                                       15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                        15

SIGNATURES.                                                                                         15


                                    Form 10-Q

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                           TELEMATE.NET SOFTWARE, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2000            1999
                                                                                     (UNAUDITED)
                                                                                     ----------     ------------
                           ASSETS
Current assets:
           Cash and cash equivalents ...........................................     $   34,842      $   42,755
           Trade accounts receivable, net of allowance for
               doubtful accounts and returns ...................................          3,357           3,467
           Prepaid expenses and other current assets ...........................            503             518
                                                                                     ----------      ----------
               Total current assets ............................................         38,702          46,740

           Property and equipment, net of depreciation and amortization ........          2,278           1,474
           Other assets ........................................................             75              60
                                                                                     ----------      ----------
               Total assets ....................................................     $   41,055      $   48,274
                                                                                     ==========      ==========

          LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
           Accounts payable ....................................................     $      968      $    1,212
           Accrued expenses and other liabilities ..............................          1,773           1,705
           Deferred revenue ....................................................          3,333           3,041
                                                                                     ----------      ----------
               Total current liabilities .......................................          6,074           5,958

                                                                                     ----------      ----------
               Total liabilities ...............................................          6,074           5,958
                                                                                     ----------      ----------

Commitments and contingencies: .................................................             --              --

Shareholders' equity:
           Preferred stock, $.01 par value; 19,700,000 authorized, and
               undesignated, no shares issued and outstanding ..................             --              --
           Common stock, $.01 par value; 100,000,000 shares authorized,
               7,881,046 shares issued and outstanding at June 30, 2000 and
               7,359,962 issued and outstanding at December 31, 1999 ...........             79              73
           Additional paid in capital ..........................................         53,041          52,537
           Notes receivable and accrued interest from shareholders .............            (20)            (27)
           Retained Earnings (accumulated deficit) .............................        (18,119)        (10,267)
                                                                                     ----------      ----------
           Total shareholders' equity ..........................................         34,981          42,316
                                                                                     ----------      ----------

           Total liabilities and shareholders' equity ..........................     $   41,055      $   48,274
                                                                                     ==========      ==========


                 See accompanying notes to financial statements


                                    Form 10-Q

                           TELEMATE.NET SOFTWARE, INC
                            STATEMENTS OF OPERATIONS
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
                                                               2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------
REVENUE:
   Product revenue ....................................     $      1,109      $      1,443      $      2,215      $      2,807
   Services revenue ...................................            1,663             1,322             3,675             2,616
                                                            ------------      ------------      ------------      ------------
             TOTAL REVENUE ............................            2,772             2,765             5,890             5,423

COST OF REVENUE:
   Product costs ......................................              410               297               910               569
   Service costs ......................................            1,015               444             1,912               872
                                                            ------------      ------------      ------------      ------------
             Total cost of revenue ....................            1,425               741             2,822             1,441

             Gross profit .............................            1,347             2,024             3,068             3,982

OPERATING EXPENSES:
   Research and development ...........................              937               402             1,834               799
   Sales and marketing ................................            4,151             1,247             7,564             2,273
   General and administrative .........................            1,484               570             2,550             1,375
                                                            ------------      ------------      ------------      ------------
             TOTAL OPERATING EXPENSES .................            6,572             2,219            11,948             4,447

             OPERATING LOSS ...........................           (5,225)             (195)           (8,880)             (465)

INTEREST INCOME (EXPENSE):
   Increase in redeemable stock purchase warrant ......               --               (10)               --              (755)
   Other interest income ..............................              510                 8             1,028                15
   Other interest expense .............................               --               (35)               --               (71)
                                                            ------------      ------------      ------------      ------------
             Total interest income (expense) ..........              510               (37)            1,028              (811)
                                                            ------------      ------------      ------------      ------------
        Net loss before income taxes ..................           (4,715)             (232)           (7,852)           (1,276)

PROVISION FOR (BENEFIT FROM) INCOME TAXES .............               --                --                --                --
                                                            ------------      ------------      ------------      ------------
        Net loss ......................................     $     (4,715)     $       (232)     $     (7,852)     $     (1,276)
                                                            ============      ============      ============      ============


Net loss per share
             Basic ....................................     $      (0.61)     $      (0.07)     $      (1.03)     $      (0.40)
             Diluted ..................................     $      (0.61)     $      (0.07)     $      (1.03)     $      (0.40)


Weighted average shares outstanding:
             Basic ....................................        7,736,679         3,175,703         7,616,052         3,218,520
                                                            ============      ============      ============      ============
             Diluted ..................................        7,736,679         3,175,703         7,616,052         3,218,520
                                                            ============      ============      ============      ============


                 See accompanying notes to financial statements


                                    Form 10-Q

                           TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               ----------------------
                                                                                                 2000          1999
                                                                                               --------      --------
Cash flows from operating activities:
      Net Loss ...........................................................................     $ (7,852)     $ (1,276)
      Adjustments to reconcile net loss to net cash provided by (used in)
              operating activities:
              Depreciation and amortization ..............................................          468           155
              Provision for bad debts and returns ........................................          100           120
              Compensation on stock options ..............................................            4            --
              Accrued interest on shareholder notes ......................................           (1)          (12)
              Amortization of discount on redeemable stock purchase warrants .............           --            21
              Accretion of redeemable stock purchase warrant .............................           --           734
              Changes in assets and liabilities:
                    (Increase) decrease in trade accounts receivables ....................           10        (1,089)
                    (Increase) decrease in prepaids expenses and other current assets ....           14           (28)
                    (Increase) in other assets ...........................................          (15)         (313)
                    Increase (decrease) in accounts payable, accrued expenses, and
                        other liabilities ................................................         (175)          755
                    Increase in deferred revenue .........................................          292         1,035
                                                                                               --------      --------
                        Net cash provided by (used in) operating activities ..............       (7,155)          102
                                                                                               --------      --------

Cash flows from investing activities:
      Purchases of property and equipment ................................................       (1,271)         (161)

                                                                                               --------      --------
                        Net cash used in investing activities ............................       (1,271)         (161)
                                                                                               --------      --------

Cash flows from financing activities:
      Proceeds from the issuance of Series A redeemable convertible preferred
              stock, net .................................................................           --         5,950
      Proceeds from the exercise of stock options ........................................           --           500
      Purchase and retirement of common stock ............................................           --        (4,000)
      Shareholder distributions ..........................................................           --            (5)
      Repayment of credit facility .......................................................           --           (80)
      Proceeds from the exercise of stock options ........................................          505            --
      Payments received on notes receivable from shareholders ............................            8            --
                                                                                               --------      --------
                         Net cash provided by (used in) financing activities .............          513         2,365
                                                                                               --------      --------

      Net decrease in cash ...............................................................       (7,913)        2,306

Cash and cash equivalents at beginning of period .........................................       42,755            46

                                                                                               --------      --------
Cash and cash equivalents at end of period ...............................................     $ 34,842      $  2,352
                                                                                               --------      --------

Supplemental disclosure of cash - cash paid for interest .................................     $     --      $     72
                                                                                               ========      ========

Supplemental disclosure of significant noncash investing and financing activities:

      Reduction of notes from shareholders in exchange for cash distributions ............     $     --      $    265
                                                                                               ========      ========

                                                                                               ========      ========
      Issuance of common stock in exchange for software ..................................     $     --      $    120
                                                                                               ========      ========


                 See accompanying notes to financial statements


                                    Form 10-Q

                           TELEMATE.NET SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Costs and expenses reflect certain reclassifications. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, found in filings made by Telemate.Net Software, Inc. with the Securities and Exchange Commission, including its Annual Report on Form 10-K filed with the Commission on March 30, 2000.

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

3.       Net Income  (Loss) Per Common Share

         Basic net income (loss) per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect of dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. However, because the inclusion of the common stock equivalents would be anti-dilutive, the weighted average number of common shares outstanding during the period for the basic and diluted net income per share is the same.


                                    Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain of the information included in this report, including statements regarding our growth and operating strategy, liquidity and capital expenditures, and trends in our industry, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "believes," "expects" and "will." These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Please see Exhibit 99.1 entitled "Safe Harbor Compliance Statement" attached to this quarterly report.

OVERVIEW

         Telemate.Net Software, Inc. solutions enable businesses to monitor, analyze and manage the use of their Internet, intranet and voice networks. From our inception in 1986, through 1996, we focused exclusively on providing call accounting software solutions. By the early 1990's, we had emerged as a call accounting market leader by evolving our product line to meet the functionality and price performance requirements of our customers. In 1996, seeking to capitalize on the opportunity the Internet would present, we began researching and developing an Internet usage management solution. In May 1997, we released the initial version of our Internet usage management solution, which we believe was the first such product on the market. In May 1998, we began shipping our latest generation of Internet usage management software. In November 1998, we introduced our integrated network usage management products, which can be used by our customers for Internet usage management only, call accounting only, or a combination of both. In April of 2000, we expanded our product line to include e-business intelligence with the launch of our eSpective application.

         In 1996, our management decided to invest the cash flow from our call accounting business in the development of an Internet usage management solution. Our focus on developing an Internet product included sacrificing potential profits and borrowing $1.0 million in 1998. The refocusing of our business resulted in reduced call accounting revenue growth. From 1996 through 1998, average annual call accounting revenue growth was 17%, which is significantly lower than the call accounting revenue growth from 1990 through 1995. With the proceeds from our initial public offering we have continued our investment in Internet products as evidenced by the release of our eSpective application, which collects activity data from web servers and translates the data into management analysis reporting. In July, 2000, we reorganized our company into separate Call Accounting and Internet divisions in order to better focus on our Internet product line while still maximizing the potential of our call accounting business.

         Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware. Support service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of the products licensed. Professional services include installation, training and custom report generation.

         We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue derived from software license fees and hardware is typically recognized upon shipment. Revenue derived from software support services primarily involves


                                    Form 10-Q
annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

         We identify revenue as call accounting revenue or Internet /integrated revenue based upon the types of data sources licensed and the delivery of call accounting product features. If a customer is delivered tariff information for all data sources they have licensed, the product revenue is identified as call accounting. All other product revenue is identified as Internet/integrated. Service revenue is identified based on the associated product identification.

         Upon the development of our Internet product, we believed that many customers would prefer to purchase both our call accounting and Internet solutions as an integrated solution in a single transaction. After additional experience in the evolving Internet market, we now believe that most customers typically have different purchasing processes and decision makers for call accounting and Internet usage management products. Based on this market feedback, the company reorganized its business as announced on July 19, 2000 into two distinct business divisions - the Internet division and the Call Accounting division. As a result, management believes that most future sales will be either dedicated call accounting or dedicated Internet products.

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

         From our inception in 1986 until June 1999, we elected to operate under subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws. An S corporation generally is not subject to income tax at the corporate level. The S corporation's income generally passes through to shareholders and is taxed on their personal income tax returns. As a result, our earnings were taxed directly to our existing shareholders. On June 16, 1999, we terminated our status as an S corporation under the tax code upon closing of the sale of 300,000 shares of Series A redeemable convertible preferred stock. In connection with the termination of our S corporation status, we distributed $270,000 and we reclassified the accumulated deficit of $296,000 through the S corporation termination date, limited to the amount of paid in capital, to additional paid-in capital.

         At the time we terminated our S corporation status, we established our net deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, our management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of this assessment, we recorded a valuation allowance of 100% of our net deferred tax asset.

         In October 1999, we completed our initial public offering, which resulted in net proceeds to us of approximately $42.8 million before payment of related expenses. We used $1.0 million of the proceeds from our initial public offering to repay existing indebtedness. We intend to use the remaining net proceeds for working capital and other general corporate purposes, which may include increasing our sales and marketing activities, increasing our product development activities, and pursuing strategic acquisitions and relationships.


                                    Form 10-Q

RESULTS OF OPERATIONS

         The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:

                               REVENUE INFORMATION
                          (UNAUDITED AND IN THOUSANDS)


                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            ---------------------     ---------------------
                                                              2000         1999         2000         1999
                                                            --------     --------     --------     --------
REVENUE:
          INTERNET/INTEGRATED:
              Product revenue .........................     $    631     $    406     $  1,350     $    776
              Services revenue ........................          462          159        1,205          212
                                                            --------     --------     --------     --------
              TOTAL INTERNET/INTEGRATED REVENUE .......        1,093          565        2,555          988
          CALL ACCOUNTING:
              Product revenue .........................          478        1,037          865        2,031
              Services revenue ........................        1,201        1,163        2,470        2,404
                                                            --------     --------     --------     --------
              TOTAL CALL ACCOUNTING REVENUE ...........        1,679        2,200        3,335        4,435
          TOTAL:
              Product revenue .........................        1,109        1,443        2,215        2,807
              Services revenue ........................        1,663        1,322        3,675        2,616
                                                            --------     --------     --------     --------
                      TOTAL REVENUE ...................     $  2,772     $  2,765     $  5,890     $  5,423
                                                            ========     ========     ========     ========



                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                            ----------------------      ---------------------
                                                              2000          1999          2000         1999
                                                            --------      --------      --------     --------
PERCENTAGE OF TOTAL REVENUE:
          INTERNET/INTEGRATED:
              Product revenue .........................         22.8%         14.7%         22.9%        14.3%
              Services revenue ........................         16.7           5.8          20.5          3.9
                                                            --------      --------      --------     --------
              TOTAL INTERNET/INTEGRATED REVENUE .......         39.5          20.5          43.4         18.2
          CALL ACCOUNTING:
              Product revenue .........................         17.2          37.5          14.7         37.5
              Services revenue ........................         43.3          42.0          41.9         44.3
                                                            --------      --------      --------     --------
              TOTAL CALL ACCOUNTING REVENUE ...........         60.5          79.5          56.6         81.8
          TOTAL:
              Product revenue .........................         40.0          52.2          37.6         51.8
              Services revenue ........................         60.0          47.8          62.4         48.2
                                                            --------      --------      --------     --------
                      TOTAL REVENUE ...................        100.0%        100.0%        100.0%       100.0%
                                                            --------      --------      --------     --------

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000 and 1999

                  Revenue. Total revenue was $2.8 million for the three months ended June 30, 2000, unchanged from the second quarter of 1999. Total product revenue was $1.1 million, or 40.0% of total revenue, in the three months ended June 30, 2000, representing a 23.1% decrease from $1.4 million, or 52.2% of total revenue, for the same period in 1999. Revenue from the resale of complementary hardware included in product revenue represented 11.9% of total revenue for the three months ended June 30, 2000 an increase from 9.0% for the same period in 1999. Total service revenue was $1.7 million, or 60.0% of total revenue, in the three months ended June 30, 2000, representing a 25.8% increase from $1.3 million, or 47.8% of total revenue, for the same period in 1999. The increase in service revenue was attributable to an increase in service fees related to our Internet and integrated products. The majority of this increase was attributable to a sales agreement with a


                                    Form 10-Q
         third party contractor to provide software, hardware and installation services for a single customer at 51 different sites. During the second quarter of 2000, this sales agreement represented 11.0% of total revenue. We do not believe this agreement will generate significant revenue in the future.

                  Internet/Integrated Revenue. Total Internet/integrated revenue was $1.1 million, or 39.5% of total revenue, in the three months ended June 30, 2000, representing a 93.5% increase from $565,000, or 20.5% of total revenue, for the same period in 1999. Internet/integrated product revenue was $631,000, or 22.8% of total revenue, in the three months ended June 30, 2000, representing a 55.4% increase from $406,000 or 14.7% of total revenue, for the same period in 1999. Internet/ integrated service revenue was $462,000, or 16.7% of total revenue, in the three months ended June 30, 2000, representing a 190.6% increase from $159,000, or 5.8% of total revenue, for the same period in 1999. The increase in Internet/integrated product revenue resulted primarily from an increase in the sale of complementary hardware to several large customers, including the major customer referred to under Revenue above. The increase in service revenue was the result of increases in fees from both the maintenance and professional services components. Professional services revenue increased largely due to delivery of services provided on our integrated product. The increase in the percentage of Internet/integrated revenue to total revenue was due to the focus of our sales force on the Internet/integrated products.

                  Call Accounting Revenue. Total call accounting revenue was $1.7 million, or 60.5% of total revenue, for the three months ended June 30, 2000, a 23.7% decrease from $2.2 million, or 79.5% of total revenue, for the same period in 1999. Call accounting product revenue was $478,000, or 17.2% of total revenue, for the three months ended June 30, 2000, representing a 53.9% decrease from $1.0 million, or 37.5% of total revenue, for the same period in 1999. Call accounting service revenue was $1.2 million, or 43.3% of total revenue, in the three months ended June 30, 2000, representing a 3.3% increase from $1.1 million, or 42.0% of total revenue, for the same period in 1999. The decline in call accounting revenue in absolute dollars and as a percentage of total revenue was due to our decision in the fourth quarter of 1999 to emphasize the Internet products in our marketing and sales efforts.

                  Cost of Product Revenue. Cost of product revenue was $410,000, or 14.8% of total revenue, in the three months ended June 30, 2000, a 38.0% increase from $297,000, or 10.7 % of total revenue, for the same period in 1999. This increase in both absolute dollars and as a percentage of revenue was primarily attributable to a mix change toward hardware and away from software licenses driven by the hardware component of the sales agreement discussed in Revenue above. Our management believes the hardware component of revenue will return to historical levels for the remainder of the year.

                  Cost of Service Revenue. Cost of service revenue was $1.0 million, or 36.6% of total revenue, for the three months ended June 30, 2000, representing a 128.6% increase from $444,000, or 16.1% of total service revenue, for the same period in 1999. The increase in both absolute dollars and as a percentage of revenue resulted from increased service staffing levels to improve the service level to existing customers and in anticipation of future support and service requirements.

                  Research and Development Expenses. Research and development expenses were $937,000, or 33.8% of total revenue, for the three months ended June 30, 2000, representing a 133.1% increase from $402,000, or 14.5% of total revenue, for the same period in 1999. The increase in total research and development expenses reflects increased research and development personnel to accelerate new product development. We expect research and development expenses to increase as we continue to commit substantial resources to enhancing existing product functionality and to developing new products.

                  Sales and Marketing Expenses. Sales and marketing expenses were $4.2 million, or 149.7% of total revenue, for three months ended June 30, 2000, representing a 232.9% increase from $1.2 million, or


                                    Form 10-Q

         45.1% of total revenue, for the same period in 1999. The increase in both absolute dollars and as a percentage of total revenue was due to several factors, including the addition of sales personnel in the second half of 1999 and the first half of 2000 in an effort to accelerate our revenue growth, and establishment of additional sales offices both domestically and in Europe. The increases were also due to our initiation of significant advertising and marketing programs in the first half of 2000 and increased marketing staffing to manage these activities. We expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue toward the end of 2000 due to the planned growth of our sales force, and other promotional activities.

                  General and Administrative Expenses. General and administrative expenses were $1.5 million, or 53.5% of total revenue, in the three months ended June 30, 2000, representing a 160.4% increase from $570,000, or 20.6% of total revenue, for the same period in 1999. This increase was primarily due to staff related costs, insurance and professional service fees largely related to the requirements of being a public company. We expect general and administrative costs to increase slightly in absolute dollars as we continue to add infrastructure to support a larger organization and incur costs related to being a publicly-held company.

                  Redeemable Stock Purchase Warrant. Charges for the increase in value of our redeemable common stock purchase warrant were zero in 2000, as compared to $10,000, or 0.4% of total revenue, for the second quarter of 1999. This charge represents the increase in the value of the warrant granted in connection with the $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

                  Other Interest Income. Other interest income was $510,000 or 18.4% of total revenue, for the three months ended June 30, 2000, compared to $8,000, or less than 1.0% of total revenue, for the same quarter of 1999. Proceeds from investment of the funds received in the initial public offering account for the interest income.

                  Other Interest Expense. Other interest expense was zero in the three months ended June 30, 2000, compared to $ 35,000 for the same period in 1999. We repaid all outstanding debt with the proceeds from our initial public offering.


         Six Months Ended June 30, 2000 and 1999

                  Revenue. Total revenue was $5.9 million for the six months ended June 30, 2000, representing an 8.6% increase from $5.4 million for the same period in 1999. Total product revenue was $2.2 million, or 37.6% of total revenue in the six months ended June 30, 2000, representing a 21.1% decrease from $2.8 million, or 51.8% of total revenue, for the same period in 1999. Included in product revenue are revenues from the resale of complementary hardware, which has historically accounted for less than 10% of our total annual revenue. For the six months ended June 30, 2000, our hardware sales represented 13.2% of revenue. In the second quarter our hardware sales represented 11.9% of total revenue. We expect this percentage to return to historical levels during the remainder of the year. Total service revenue was $3.7 million, or 62.4% of total revenue, in the six months ended June 30, 2000, representing a 40.5% increase from $2.6 million, or 48.2% of total revenue, for the same period in 1999. The increase in service revenue was due to an increase in service fees related to our Internet and integrated products. The majority of the revenue increase was attributable to a sales agreement with a third party contractor to provide software, hardware and installation services for one customer at 51 different sites. During the first half of the year, this sales agreement represented 15.6% of revenue. We do not believe this agreement will generate significant revenue in the future.

                  Internet/Integrated Revenue. Total Internet/integrated revenue was $2.6 million, or 43.4% of total revenue, in the six months ended June 30, 2000, representing a 158.6% increase from $988,000, or 18.2%


                                    Form 10-Q
         of total revenue, for the same period in 1999. Internet/integrated product revenue was $1.4 million, or 22.9% of total revenue, in the six months ended June 30, 2000, representing a 74.0% increase from $776,000 or 14.3% of total revenue, for the same period in 1999. Internet/integrated service revenue was $1.2 million, or 20.5% of total revenue, in the six months ended June 30, 2000, representing a 468.4% increase from 212,000, or 3.9% of total revenue, for the same period in 1999. The increase in Internet/integrated revenue was driven by the sale of software, hardware and delivery of professional services related to the sales agreement mentioned under Revenue above.

                  Call Accounting Revenue. Total call accounting revenue was $3.3 million, or 56.6% of total revenue, for the six months ended June 30, 2000, representing a 24.8% decrease from $4.4 million, or 81.8% of total revenue, for the same period in 1999. Call accounting product revenue was $865,000, or 14.7% of total revenue, for the six months ended June 30, 2000, representing a 57.4% decrease from $2.0 million, or 37.5% of total revenue, for the same period in 1999. Call accounting service revenue was $2.5 million, or 41.9% of total revenue, in the six months ended June 30, representing a 2.7% increase from $2.4 million, or 44.3% of total revenue, for the same period in 1999. The decline in call accounting revenue in absolute dollars and as a percentage of total revenue was due to our decision in the fourth quarter of 1999 to emphasize our Internet products in our marketing and sales efforts.

                  Cost of Product Revenue. Cost of product revenue was $910,000, or 15.4% of total revenue, in the six months ended June 30, 2000, representing a 59.9% increase from $ 569,000, or 10.5% of total product revenue, for the same period in 1999. This increase in both absolute dollars and as a percentage of revenue was primarily attributable to a mix change toward hardware and away from software licenses driven by several large sales with a large hardware component, including the major customer referred to under Revenue above. Our management believes the hardware component of revenue will be at historical levels for the remainder of the year. Higher royalty payments for third-party licensing also contributed to the increase.

                  Cost of Service Revenue. Cost of service revenue was $1.9 million, or 32.5% of total revenue, for the six months ended June 30, 2000, representing a 119.3% increase from $872,000, or 16.1% of total revenue, for the same period in 1999. The increase in absolute dollars and as a percentage of revenue was the result of an increase in service staff necessary to meet our anticipated support and service requirements.

                  Research and Development Expenses. Research and development expenses were $1.8 million, or 31.1% of total revenue, for the six months ended June 30, 2000, representing a 129.5% increase from $799,000, or 14.7% of total revenue, for the same period in 1999. The increase in total research and development expenses reflects increased research and development personnel during the second half of 1999 and the first half of 2000 as we accelerated our new product development. We expect research and development expenses to increase as we continue to enhance existing product functionality and develop new products.

                  Sales and Marketing Expenses. Sales and marketing expenses were $7.6 million, or 128.4% of total revenue, for the six months ended June 30, 2000, representing a 232.8% increase from $2.3 million, or 41.9% of total revenue, for the same period in 1999. The increase in both absolute dollars and as a percentage of total revenue was due to several factors, including the addition of sales personnel in the second half of 1999 and the first half of 2000 in an effort to accelerate our revenue growth, and establishment of additional sales offices both domestically and in Europe. The increases were also due to our initiation of significant advertising and marketing programs in the first half of 2000 and increased marketing staffing to manage these activities. We expect sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue toward the end of 2000 due to the planned growth of our sales force, and other promotional activities.


                                    Form 10-Q

                  General and Administrative Expenses. General and administrative expenses were $2.6 million, or 43.3% of total revenue, in the six months ended June 30, 2000, representing a 85.5% increase from $1.4 million, or 25.4% of total revenue, for the same period in 1999. This increase was primarily due to staff related costs, insurance and professional service fees largely associated with the requirements of being a public company. We expect general and administrative costs to increase slightly as we continue to add infrastructure to support a larger organization and incur costs related to being a publicly-held company.

                  Redeemable Stock Purchase Warrant. Charges for the increase in value of our redeemable common stock purchase warrant were zero in 2000, as compared to $755,000, or 13.9% of total revenue, in the first six months of 1999. This charge represents the increase in the value of the warrant granted in connection with the $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

                  Other Interest Income. Other interest income was $1.0 million or 17.5% of total revenue, for the six months ended June 30, 2000, representing an increase from $15,000, or less than 1.0% of total revenue, for the same period in 1999. Proceeds from investment of the funds received in the initial public offering account for the interest income.

                  Other Interest Expense . Other Interest Expense was zero in the six months ended June 30, 2000, compared to $71,000 for the same period in 1999. We repaid all outstanding debt with the proceeds from our initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. In October 1999, we completed our initial public offering that provided us approximately $42.8 million in net cash proceeds. We had cash and cash equivalents of $34.8 million at June 30, 2000 and $2.3 million at June 30, 1999.

         Cash used in operating activities during the six months ended June 30, 2000 was $7.1 million. Cash provided by operating activities during the six months ended June 30, 1999 was $102,000. This change reflects the net impact of increases in our net loss, and smaller changes in accounts receivable, accounts payable and deferred revenue, and the recording of accretion of the redeemable common stock put warrant related to our loan in 1999.

         Our investing activities primarily include expenditures for fixed assets to support our expanding operations. Net cash used in investing activities increased to $1.3 million in the first six months of 2000, compared to $161,000 for the same period in 1999.

         Net cash provided by financing activities was $513,000 for the six month period ended June 30, 2000, compared to $2.4 million provided by financing activities for the period ended June 30, 1999. This change in 2000 was due primarily to issuance of common stock resulting from the exercise of options. Net cash provided by financing activities in 1999 resulted from the issuance of preferred stock and common stock for $6.0 million and $500,000, respectively, and the repurchase of common shares for $4.0 million and repayment of $80,000 on our bank line of credit, which expired in November 1999.

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


                                    Form 10-Q

         We believe that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in our initial public offering, will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect income from operations and the remaining proceeds from our initial public offering to provide sufficient liquidity and capital resources, and we are not aware of any events that may cause our liquidity to increase or decrease in a material way. However, to the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 31, 2000. There were present at the Annual Meeting, in person or by proxy, holders of 6,973,673 shares of the common stock entitled to vote.

         (b) The following directors were elected to hold office for a term as designated below or until their successors are elected and qualified, with the vote for each director being reflected below:



                                 Name                       Votes For       Votes Withheld
                                 ----                       ---------       --------------
                   Elected to hold office until the
                         2003 Annual Meeting:
                            James C. Davis                  6,953,843          19,830

         The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was sufficient to elect the director.


                                    Form 10-Q

         (c) The appointment of KPMG LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2000, was ratified with 6,955,222 affirmative votes cast, 9,007 negative votes cast and 9,444 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was sufficient to ratify the appointment of KPMG LLP.

         (d) The Telemate.Net Software, Inc. Employee Stock Purchase Plan was adopted, with 3,989,835 votes for, 144,575 votes against and 217,069 abstentions.

         (e) The amendments to the Telemate.Net Software, Inc. 1999 Stock Incentive Plan, which increased the number of shares reserved for issuance under that Plan, were adopted, with 3,864,709 votes for, 264,541 votes against and 222,229 abstentions.

ITEM 5.  OTHER INFORMATION.

         No events occurred during the quarter covered by this Report that would require response to this item

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      The following exhibits are filed with this Report:

                                   Exhibit 27.1 Financial Data Schedule (for SEC use only)

                                   Exhibit 99.1 Safe Harbor Compliance Statement

                   (b)     Reports on Form 8-K.

                                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                    Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TELEMATE.NET SOFTWARE, INC.


Date:    August 14, 2000           /s/ Richard L. Mauro
                                 -----------------------------------------------
                                 Richard L. Mauro
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date:    August 14, 2000           /s/ Janet Van Pelt
                                 -----------------------------------------------
                                 Janet Van Pelt
                                 Senior Vice President - Finance and Operations, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)


                                    Form 10-Q
                                  Page 16 of 16