Form 10-Q
period 2000-09-30
TELEMATE NET SOFTWARE INC
filed 2000-11-14
CIK 1088214

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-26735

                           TELEMATE.NET SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            GEORGIA                                      58-1656726
  State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

  4250 PERIMETER PARK SOUTH, SUITE 200                     30341
            ATLANTA, GEORGIA                             (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 936-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's class of capital stock as of October 24, 2000, the latest practicable date, is as follows: 7,892,488 shares of Common Stock, $0.01 par value.


--------------------------------------------------------------------------------

                           TELEMATE.NET SOFTWARE, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                          Page
                                                                                                          ----
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS.

         Balance Sheets as of September 30, 2000 and December 31, 1999                                      3

         Statements of Operations for the three months ended September 30, 2000 and
            1999 and for the nine months ended September 30, 2000 and 1999                                  4

         Statements of Cash Flows for the nine months ended September 30, 2000
            and 1999                                                                                        5

         Notes to Financial Statements                                                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                                                               7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       14

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                                14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                        14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                  15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                              15

ITEM 5.  OTHER INFORMATION.                                                                                15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                 15

SIGNATURES.                                                                                                15

PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          TELEMATE.NET SOFTWARE, INC.
                                 BALANCE SHEETS
                 (unaudited and in thousands, except share data)



                                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                                             2000                 1999
                                                                                         -------------        ------------

                                   ASSETS
Current assets:
           Cash and cash equivalents.................................................     $   31,107           $   42,755
           Trade accounts receivable, net of allowance for
                  doubtful accounts and returns......................................          2,779                3,467
           Prepaid expenses and other current assets.................................            723                  518
                                                                                          ----------           ----------
                Total current assets.................................................         34,609               46,740

Long term assets:
           Property and equipment, net of depreciation and amortization..............          2,303                1,474
           Other assets..............................................................             75                   60
                                                                                          ----------           ----------
                Total assets.........................................................     $   36,987           $   48,274
                                                                                          ==========           ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Accounts payable..........................................................     $      865           $    1,212
           Accrued expenses and other liabilities....................................          2,214                1,705
           Deferred revenue..........................................................          3,072                3,041
                                                                                          ----------           ----------
                Total current liabilities............................................          6,151                5,958
                                                                                          ----------           ----------

Commitments and contingencies.......................................................              --                   --

Shareholders' equity:
           Preferred stock, $.01 par value; 19,700,000 authorized and
               undesignated, no shares issued and outstanding........................             --                   --
           Common stock, $.01 par value; 100,000,000 shares authorized,
               7,892,488 shares issued and outstanding at September 30, 2000
               and 7,359,962 issued and outstanding at December 31, 1999.............             79                   73
           Additional paid in capital................................................         53,068               52,537
           Notes receivable and accrued interest from shareholders...................            (20)                 (27)
           Accumulated deficit.......................................................        (22,291)             (10,267)
                                                                                          ----------           ----------
           Total shareholders' equity................................................         30,836               42,316
                                                                                          ----------           ----------

           Total liabilities and shareholders' equity................................     $   36,987           $   48,274
                                                                                          ==========           ==========

                 See accompanying notes to financial statements

                           TELEMATE.NET SOFTWARE, INC
                            STATEMENTS OF OPERATIONS
             (Unaudited and in thousands, except per share amounts)


                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ----------------------------         ----------------------------
                                                          2000             1999              2000               1999
                                                      -----------       -----------       -----------       -----------
REVENUE:
   Product revenue .............................      $       785       $     1,797       $     3,001       $     4,605
   Services revenue ............................            1,696             1,685             5,370             4,301
                                                      -----------       -----------       -----------       -----------
             Total revenue .....................            2,481             3,482             8,371             8,906

COST OF REVENUE:
   Product costs ...............................              373               411             1,283               980
   Service costs ...............................            1,042               620             2,954             1,493
                                                      -----------       -----------       -----------       -----------
             Total cost of revenue .............            1,415             1,031             4,237             2,473

             Gross profit ......................            1,066             2,451             4,134             6,433

OPERATING EXPENSES:
   Research and development ....................              877               611             2,711             1,411
   Sales and marketing .........................            3,358             1,724            10,921             3,997
   General and administrative ..................            1,496               744             4,047             2,118
   Non cash compensation charge ................               --               153                --               153
                                                      -----------       -----------       -----------       -----------
            TOTAL OPERATING EXPENSES ...........            5,731             3,232            17,679             7,679

            OPERATING LOSS .....................           (4,665)             (781)          (13,545)           (1,246)

INTEREST INCOME (EXPENSE):
   Increase in redeemable stock purchase
     warrant ...................................               --              (857)               --            (1,591)
   Other interest income .......................              493                16             1,521                31
   Other interest expense ......................               --              (105)               --              (197)
                                                      -----------       -----------       -----------       -----------
             Total interest income (expense)....              493              (946)            1,521            (1,757)
                                                      -----------       -----------       -----------       -----------
             Loss before income taxes ..........           (4,172)           (1,727)          (12,024)           (3,003)

PROVISION FOR INCOME TAXES .....................               --                --                --                --
                                                      -----------       -----------       -----------       -----------
             Net loss ..........................      $    (4,172)      $    (1,727)      $   (12,024)      $    (3,003)
                                                      ===========       ===========       ===========       ===========
Net loss per share:
             Basic .............................      $     (0.53)      $     (0.61)      $     (1.56)      $     (0.97)
             Diluted ...........................      $     (0.53)      $     (0.61)      $     (1.56)      $     (0.97)

Weighted average shares outstanding:
             Basic .............................        7,881,419         2,844,792         7,705,153         3,092,575
                                                      ===========       ===========       ===========       ===========
             Diluted ...........................        7,881,419         2,844,792         7,705,153         3,092,575
                                                      ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements

                           TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                         --------------------------
                                                                                            2000             1999
                                                                                         --------        ----------
Cash flows from operating activities:
       Net Loss ..................................................................       $(12,024)       $ (3,003)
       Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
              Depreciation and amortization ......................................            789             263
              Provision for bad debts and returns ................................            133             134
              Compensation on stock options ......................................              6             153
              Accrued interest on shareholder notes ..............................             (1)            (13)
              Amortization of discount on redeemable stock purchase warrants .....             --              92
              Accretion of redeemable stock purchase warrant .....................             --           1,591
              Changes in operating assets and liabilities:
                    Trade accounts receivable ....................................            555            (593)
                    Prepaids expenses and other current assets ...................           (205)           (255)
                    Other assets .................................................            (15)           (828)
                    Accounts payable, accrued expenses, and
                        other liabilities ........................................            162           1,794
                    Deferred revenue .............................................             31             671
                                                                                         --------        --------
                        Net cash provided by (used in) operating activities ......        (10,569)              6
                                                                                         --------        --------

Cash flows from investing activities:
       Purchases of property and equipment .......................................         (1,618)           (580)
                                                                                         --------        --------

                        Net cash used in investing activities ....................         (1,618)           (580)
                                                                                         --------        --------

Cash flows from financing activities:
       Proceeds from the issuance of Series A redeemable convertible preferred
              stock, net .........................................................             --           5,950
       Proceeds from the issuance of common stock ................................             --             500
       Purchase and retirement of common stock ...................................             --          (4,000)
       Shareholder distributions .................................................             --              (5)
       Repayment of long term borrowings .........................................             --          (1,000)
       Repayment of credit facility ..............................................             --             (80)
       Proceeds from the exercise of stock options ...............................            531              92
       Payments received on notes receivable from shareholders ...................              8             103
                                                                                         --------        --------
                         Net cash provided by financing activities ...............            539           1,560
                                                                                         --------        --------

       Net (decrease) increase in cash and cash equivalents.......................        (11,648)            986

Cash and cash equivalents at beginning of period .................................         42,755              46
                                                                                         --------        --------
Cash and cash equivalents at end of period .......................................       $ 31,107        $  1,032
                                                                                         --------        --------
Supplemental disclosure - cash paid for interest .................................       $     --        $    106
                                                                                         ========        ========

Supplemental disclosure of significant noncash investing and financing activities:

       Reduction of notes from shareholders in exchange for cash distributions ...       $     --        $    265
                                                                                         ========        ========

       Issuance of common stock in exchange for software .........................       $     --        $    120
                                                                                         ========        ========

       Financing costs withheld from preferred stock proceeds ....................       $     --        $     50
                                                                                         ========        ========


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

   3.       Net Loss Per Common Share

         Basic net loss per share was computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share considers the effect of dilutive common stock equivalents. Dilutive common equivalent shares consist of stock options. However, because the inclusion of the common stock equivalents would be anti-dilutive, the weighted average number of common shares outstanding during the period for the basic and diluted net loss per share is the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the information included in this report, including statements regarding our growth and operating strategy, liquidity and capital expenditures, and trends in our industry, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "believes," "expects" and "will." These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 entitled "Safe Harbor Compliance Statement" attached to this quarterly report.


OVERVIEW

         Telemate.Net Software, Inc. solutions enable businesses to monitor, analyze, and manage the use of their Internet, intranet, and voice networks. From our inception in 1986 through 1996, we focused exclusively on providing call accounting software solutions. By the early 1990s, we had emerged as a call accounting market leader as a result of evolving our product line to meet the functionality and price performance requirements of our customers. In 1996, seeking to capitalize on the opportunity the Internet would present, we began researching and developing an Internet usage management solution. In May 1997, we released the initial version of our Internet usage management solution, which we believe was the first such product on the market. In May 1998, we began shipping a new generation of Internet usage management software. In November 1998, we introduced our integrated network usage management products, which allow our customers to report on both Internet usage and call accounting. In April 2000, we expanded our product line to include e-business intelligence with the launch of our eSpective application.

         In 1996, our management decided to invest the cash flow from our call accounting business in the development of an Internet usage management solution. Our focus on developing an Internet product included foregoing potential profits and borrowing $1.0 million in 1998. The refocusing of our business resulted in reduced call accounting revenue growth. With the proceeds from our initial public offering, we have continued our investment in Internet products as evidenced by the release of our eSpective application, which collects activity data from web servers and translates the data into management analysis reporting. In July 2000, we reorganized our company into Call Accounting and Internet divisions in order to better focus on our Internet product line while simultaneously maximizing the potential of our call accounting business.

         Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware. Support service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of licensed products. Professional services include installation, training, and custom report generation.

         We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue derived from software license fees and hardware is typically recognized upon shipment. Revenue generated from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

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

         With the development of our Internet product, we believed that many customers would prefer to purchase both our call accounting and Internet solutions as an integrated solution in a single transaction. After additional experience in the evolving Internet market, we now believe that most customers typically have different purchasing processes and decision makers for call accounting and Internet usage management products. Based on this market feedback, we reorganized our business as announced on July 19, 2000 into two business divisions - the Internet division and the Call Accounting division. As a result, management believes that Integrated sales will decline rapidly and that most future sales will be either dedicated call accounting or dedicated Internet products.

         We sell our products through a combination of direct sales by our sales personnel and indirect sales primarily through resellers and distributors. Distributors and resellers purchase the product for resale at a discount from our standard price list. This discount ranges from 20% to 65% and varies based on a number of factors including their volume of business, whether they distribute to other resellers, and whether they provide product support.

         We also maintain relationships with leading networking and network security product vendors who help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces, and promoting our products at trade shows, seminars and through their web sites. For example, on March 6, 2000 we announced an OEM and Reseller Agreement with Cisco Systems. We expect to continue to focus our sales resources on strengthening existing relationships and creating new strategic relationships.

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


         In October 1999, we completed our initial public offering, which resulted in net proceeds to us of approximately $42.8 million before payment of related expenses. We used $1.0 million of the proceeds from our initial public offering to repay existing indebtedness. We intend to use the remaining net proceeds for working capital and other general corporate purposes, which may include increasing our product development activities, and pursuing strategic acquisitions and relationships.

RESULTS OF OPERATIONS

         The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:

                              REVENUE INFORMATION
                          (Unaudited and in thousands)


                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------     -----------------
                                                        2000       1999       2000       1999
                                                       ------     ------     ------     ------
REVENUE:
         INTERNET/INTEGRATED:
           Product revenue .......................     $  351     $  872     $1,702     $1,648
           Services revenue ......................        540        334      1,745        546
                                                       ------     ------     ------     ------
           TOTAL INTERNET/INTEGRATED REVENUE .....        891      1,206      3,447      2,194
         CALL ACCOUNTING:
           Product revenue .......................        434        925      1,299      2,957
           Services revenue ......................      1,156      1,351      3,625      3,755
                                                       ------     ------     ------     ------
           TOTAL CALL ACCOUNTING REVENUE .........      1,590      2,276      4,924      6,712
         TOTAL:
           Product revenue .......................        785      1,797      3,001      4,605
           Services revenue ......................      1,696      1,685      5,370      4,301
                                                       ------     ------     ------     ------
                      TOTAL REVENUE ..............     $2,481     $3,482     $8,371     $8,906
                                                       ======     ======     ======     ======


                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------     -----------------
                                                        2000       1999       2000       1999
                                                       ------     ------     ------     ------

PERCENTAGE OF TOTAL REVENUE:
         INTERNET/INTEGRATED:
           Product revenue ........................     14.1%      25.0%      20.4%      18.5%
           Services revenue .......................     21.8        9.6       20.8        6.1
                                                       -----      -----      -----      -----
           TOTAL INTERNET/INTEGRATED REVENUE ......     35.9       34.6       41.2       24.6
         CALL ACCOUNTING:
           Product revenue ........................     17.5       26.6       15.5       33.2
           Services revenue .......................     46.6       38.8       43.3       42.2
                                                       -----      -----      -----      -----
           TOTAL CALL ACCOUNTING REVENUE ..........     64.1       65.4       58.8       75.4
         TOTAL:
           Product revenue ........................     31.6       51.6       35.9       51.7
           Services revenue .......................     68.4       48.4       64.1       48.3
                                                       -----      -----      -----      -----
                      TOTAL REVENUE ...............    100.0%     100.0%     100.0%     100.0%
                                                       =====      =====      =====      =====


                  Our corporate restructuring by product line in July 2000 has initially resulted in lower overall sales principally due to the reassignment of sales people and the rebuilding of their pipelines. In addition, the increased product focus resulting from this restructuring has highlighted a need for several refinements in our products and their positioning that we believe will better address evolving market needs. We believe it will take several quarters for the corporate restructuring and product enhancements to have an impact on sales. Recognizing this and desiring to reduce our current fixed costs, on October 3, 2000, we announced a reduction in our work force of approximately 20 percent. Our management anticipates that these actions will result in a one-time restructuring charge of approximately $300,000 in the fourth quarter.

         Three Months Ended September 30, 2000 and 1999

                  Revenue. Total revenue was $2.5 million for the three months ended September 30, 2000, down from $3.5 million for the third quarter of 1999. Total product revenue was $785,000, or 31.6% of total revenue, in the three months ended September 30, 2000, representing a 56.3% decrease from $1.8 million, or 51.6% of total revenue, for the same period in 1999. Revenue from the resale of complementary hardware included in product revenue represented 9.8% of total revenue for the three months ended September 30, 2000, a decrease from 12.4% for the same period in 1999. Total service revenue was $1.7 million, or 68.4% of total revenue, in the three months ended September 30, 2000, essentially flat with $1.7 million, or 48.4% of total revenue, for the same period in 1999. During the third quarter of 2000, a sales agreement with a third party contractor to provide software, hardware, and installation services for a single customer at 51 different sites represented 6.5% of total revenue, compared to 21.3% in the same quarter of 1999. We do not believe this agreement will generate significant revenue in the future.

                  Internet/Integrated Revenue. Total Internet/integrated revenue was $891,000, or 35.9% of total revenue, in the three months ended September 30, 2000, a 26.1% decrease from $1.2 million, or 34.6% of total revenue, for the same period in 1999. Internet/integrated product revenue was $351,000, or 14.1% of total revenue, in the three months ended September 30, 2000, representing a 59.7% decrease from $872,000 or 25.0% of total revenue, for the same period in 1999. Internet/integrated service revenue was $540,000, or 21.8% of total revenue, in the three months ended September 30, 2000, representing a 61.7% increase from $334,000, or 9.6% of total revenue, for the same period in 1999. The decrease in Internet/integrated product revenue resulted predominantly from a decrease in the sale of software and hardware to the major customer referred to under Revenue above. Service revenue increased due primarily to higher maintenance fees. The increase in Internet/integrated revenue as a percentage of total revenue was due to the focus of our sales force on the Internet/integrated products.

                  Call Accounting Revenue. Total call accounting revenue was $1.6 million, or 64.1% of total revenue, for the three months ended September 30, 2000, a 30.1% decrease from $2.3 million, or 65.4% of total revenue, for the same period in 1999. Call accounting product revenue was $434,000, or 17.5% of total revenue, for the three months ended September 30, 2000, representing a 53.1% decrease from $925,000, or 26.6% of total revenue, for the same period in 1999. Call accounting service revenue was $1.2 million, or 46.6% of total revenue, in the three months ended September 30, 2000, representing a 14.4% decrease from $1.4 million, or 38.8% of total revenue, for the same period in 1999. Management believes the decline in call accounting revenue in both absolute dollars and as a percentage of total revenue resulted from our decision to emphasize the Internet products in our marketing and sales efforts.

                  Cost of Product Revenue. Cost of product revenue was $373,000 or 15.0% of total revenue, in the three months ended September 30, 2000, a 9.2% decrease from $411,000, or 11.8% of total revenue, for the same period in 1999. The increase in product cost as a percentage of total revenue was attributable to an increase in the percentage of product revenue derived from hardware sales, increases in software royalties and higher amortization costs for purchased software. Management believes the hardware component of revenue will return to the historical levels of prior years for the remainder of this year and that service revenue will continue to produce a higher percentage of total revenue.

                  Cost of Service Revenue. Cost of service revenue was $1.0 million, or 42.0% of total revenue, for the three months ended September 30, 2000, representing a 68.1% increase from $620,000, or 17.8% of total revenue, for the same period in 1999. The increase in both absolute dollars and as a percentage of revenue resulted from increased service staffing levels to improve the service level to existing customers and in anticipation of future support and service requirements. As part of the company's reduction in force in October 2000, management reduced service staff levels to correspond more directly with current revenue levels. Management believes this reduction will result in improved margins on service revenue while maintaining service levels.

                  Research and Development Expenses. Research and development expenses were $877,000, or 35.3% of total revenue, for the three months ended September 30, 2000, representing a 43.5% increase from $611,000, or 17.5% of total revenue, for the same period in 1999. The increase in total research and development expenses reflects increased research and development personnel to accelerate new product development. We expect research and development expenses to increase as we continue to commit substantial resources to enhancing existing product functionality and to developing new products.

                  Sales and Marketing Expenses. Sales and marketing expenses were $3.4 million, or 135.3% of total revenue, for the three months ended September 30, 2000, representing a 94.8% increase from $1.7 million, or 49.5% of total revenue, for the same period in 1999. The increases in both absolute dollars and as a percentage of total revenue were due to several factors, primarily the addition of sales and marketing personnel and initiation of marketing lead generation programs in an effort to accelerate our revenue growth following our initial public offering. We expect sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in the fourth quarter of 2000 due to the reduction of sales and marketing staff that occurred in October 2000 and due to a decrease in our promotional activities.

                  General and Administrative Expenses. General and administrative expenses were $1.5 million, or 60.3% of total revenue, in the three months ended September 30, 2000, representing a 101.1% increase from $744,000, or 21.4% of total revenue, for the same period in 1999. This increase was primarily due to staff related costs, insurance and professional service fees largely related to the requirements of being a public company. We expect general and administrative costs for the next several quarters to be relatively flat with the current quarter in absolute dollars.

                  Non-cash Compensation Expenses. Non-cash compensation charges were zero in 2000, as compared to $153,000, or 4.4% of total revenue, for the third quarter of 1999. This charge was in connection with stock options granted at a price below market value, primarily to an executive officer.

                  Redeemable Stock Purchase Warrant. The charges for the increase in value of our redeemable common stock purchase warrant was $857,000, or 24.6% of total revenue, for the third quarter of 1999. This charge represents the increase in the value of the warrant granted in connection with the $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

                  Other Interest Income. Other interest income was $493,000, or 19.9% of total revenue, for the three months ended September 30, 2000, compared to $16,000, or less than 1% of total revenue, for the same quarter of 1999. Proceeds from investment of the funds received in the initial public offering account for the interest income.

                  Other Interest Expense. Other interest expense was zero in the three months ended September 30, 2000, compared to $105,000 for the same period in 1999. We repaid all outstanding debt with the proceeds from our initial public offering.


         Nine Months Ended September 30, 2000 and 1999

                  Revenue. Total revenue was $8.4 million for the nine months ended September 30, 2000, representing a 6.0% decrease from $8.9 million for the same period in 1999. Total product revenue was $3.0 million, or 35.9% of total revenue in the nine months ended September 30, 2000, representing a 34.8% decrease from $4.6 million, or 51.7% of total revenue, for the same period in 1999. Included in product revenue are revenues from the resale of complementary hardware, which has historically accounted for less than 10% of our total annual revenue. For the nine months ended September 30, 2000, our hardware sales represented 12.2% of revenue. In the third quarter, our hardware sales represented 9.8% of total revenue. We expect this percentage to be at historical levels during the fourth quarter. Total service revenue was $5.4 million, or 64.1% of total revenue, in the nine months ended September 30, 2000, representing a 24.9% increase from $4.3 million, or 48.3% of total revenue, for the same period in 1999. The increase in service revenue was due to increases in fees from both maintenance and professional services components related to our Internet and integrated products. Impacting revenue was a sales agreement with a third party contractor to provide software, hardware, and installation services for one customer at 51 different sites. During the first nine months of the year, this sales agreement represented 12.9% of revenue, compared to 10% of revenue for the same period in 1999. We do not believe this agreement will generate significant revenue in the future.

                  Internet/Integrated Revenue. Total Internet/integrated revenue was $3.4 million, or 41.2% of total revenue, in the nine months ended September 30, 2000, representing a 57.1% increase from $2.2 million, or 24.6% of total revenue, for the same period in 1999. Internet/ integrated product revenue was $1.7 million, or 20.4% of total revenue, in the nine months ended September 30, 2000, representing a 3.3% increase from $1.6 million, or 18.5% of total revenue, for the same period in 1999. Internet/integrated service revenue was $1.7 million, or 20.8% of total revenue, in the nine months ended September 30, 2000, representing a 219.6% increase from $546,000, or 6.1% of total revenue, for the same period in 1999. The increase in Internet/integrated revenue was driven by the sale of hardware and delivery of professional services related to the sales agreement mentioned under Revenue above, as well as our decision in the fourth quarter of 1999 to emphasize our Internet products in our marketing and sales efforts.

                  Call Accounting Revenue. Total call accounting revenue was $4.9 million, or 58.8% of total revenue, for the nine months ended September 30, 2000, representing a 26.6% decrease from $6.7 million, or 75.4% of total revenue, for the same period in 1999. Call accounting product revenue was $1.3 million, or 15.5% of total revenue, for the nine months ended September 30, 2000, representing a 56.1% decrease from $3.0 million, or 33.2% of total revenue, for the same period in 1999. Call accounting service revenue was $3.6 million, or 43.3% of total revenue, in the nine months ended September 30, representing a 3.5% decrease from $3.8 million, or 42.2% of total revenue, for the same period in 1999. The decline in call accounting revenue in absolute dollars and as a percentage of total revenue was due in part to our decision in the fourth quarter of 1999 to emphasize our Internet products in our marketing and sales efforts.

                  Cost of Product Revenue. Cost of product revenue was $1.3 million, or 15.3% of total revenue, in the nine months ended September 30, 2000, representing a 30.9% increase from $980,000, or 11.0% of total revenue, for the same period in 1999. This increase in both absolute dollars and as a percentage of revenue was primarily attributable to a mix change toward hardware and away from software licenses driven by several large sales with a large hardware component, including some hardware sales to the major customer referred to under Revenue above. Furthermore, increases in royalty payments for third-party licensing and amortization of a software license also contributed to the increase. Our management believes the hardware component of revenue will be at historical levels for the remainder of the year.

                  Cost of Service Revenue. Cost of service revenue was $3.0 million, or 35.3% of total revenue, for the nine months ended September 30, 2000, representing a 97.9% increase from $1.5 million, or 16.8% of total revenue, for the same period in 1999. The increase in absolute dollars and as a percentage of revenue was the result of an increase in service staff hired to meet our anticipated support and service requirements and to improve service levels. At the beginning of the fourth quarter, management reduced service staff levels to correspond more directly with revenue results. Our management believes this reduction will result in improved margins on service revenue while maintaining service levels.

                  Research and Development Expenses. Research and development expenses were $2.7 million, or 32.4% of total revenue, for the nine months ended September 30, 2000, representing a 92.1% increase from $1.4 million, or 15.8% of total revenue, for the same period in 1999. The increase in total research and development expenses reflects increased research and development personnel during the first three quarters of 2000 as we accelerated our new product development. We expect research and development expenses to be relatively stable as we continue to enhance existing product functionality and develop new products.

         Sales and Marketing Expenses. Sales and marketing expenses were $10.9 million, or 130.5% of total revenue, for the nine months ended September 30, 2000, representing a 173.2% increase from $4.0 million, or 44.9% of total revenue, for the same period in 1999. The increases in both absolute dollars and as a percentage of total revenue were due to several factors, including the addition of sales personnel in the second half of 1999 and the first half of 2000 in an effort to accelerate our revenue growth and the establishment of additional sales offices both domestically and in Europe. The increases were also due to our initiation of significant advertising and marketing programs in the first three quarters of 2000 and increased marketing staffing to manage these activities. We expect sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in the fourth quarter of 2000 due to the reduction of staff that occurred at the beginning of the fourth quarter and a decrease in promotional activities.

         General and Administrative Expenses. General and administrative expenses were $4.0 million, or 48.3% of total revenue, in the nine months ended September 30, 2000, representing a 91.1% increase from $2.1 million, or 23.8% of total revenue, for the same period in 1999. This increase was primarily due to staff related costs, insurance, and professional service fees largely associated with the requirements of being a public company. We expect general and administrative costs to remain relatively stable in absolute dollars.

         Non-cash Compensation Expenses. Non-cash compensation charges were zero in 2000, as compared to $153,000, or 1.7% of total revenue, for the first nine months of 1999. This charge was in connection with stock options granted at a price below market value, primarily to an executive officer.

         Redeemable Stock Purchase Warrant. Charges for the increase in value of our redeemable common stock purchase warrant were zero in 2000, as compared to $1.6 million, or 17.9% of total revenue, in the first nine months of 1999. This charge represents the increase in the value of the warrant granted in connection with the $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

         Other Interest Income. Other interest income was $1.5 million or 18.2% of total revenue, for the nine months ended September 30, 2000, compared to $31,000, or less than 1% of revenue, for the same period in 1999. Proceeds from investment of the funds received in the initial public offering account for the interest income.

         Other Interest Expense. Other interest expense was zero in the nine months ended September 30, 2000, compared to $197,000 for the same period in 1999. We repaid all outstanding debt with the proceeds from our initial public offering.



LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. However, in October 1999, we completed our initial public offering that provided us approximately $42.8 million in net cash proceeds. We had cash and cash equivalents of $31.1 million at September 30, 2000 and $1.0 million at September 30, 1999.

         Cash used in operating activities during the nine months ended September 30, 2000 was $10.6 million. Cash provided by operating activities during the nine months ended September 30, 1999 was $6,000. This change reflects the net impact of increases in our net loss, and smaller changes in accounts receivable, accounts payable and deferred revenue, as well as the recording of accretion of the redeemable common stock put warrant related to our loan in 1999.

         Our investing activities primarily include expenditures for fixed assets to support our expanding operations. Net cash used in investing activities increased to $1.6 million in the first nine months of 2000, compared to $580,000 for the same period in 1999.

         Net cash provided by financing activities was $539,000 for the nine month period ended September 30, 2000, compared to $1.6 million for the period ended September 30, 1999. This change in 2000 was due primarily to issuance of common stock resulting from the exercise of options. Net cash provided by financing activities in 1999 resulted from the issuance of preferred stock and common stock for $6.0 million and $500,000, respectively; the repurchase of common shares for $4.0 million; the repayment of a $1.0 million loan to Sirrom Investments, Inc.; the repayment of $80,000 on our bank line of credit, which expired in November 1999; the issuance of common stock resulting from the exercise of options; and $103,000 from shareholder payments.

         Because we have not generated significant revenue from sales outside the United States, we have not sustained material foreign currency exchange losses and presently do not attempt to hedge our exposure to fluctuations in foreign currency exchange rates. Should our revenue from international sales increase and should such sales be denominated in foreign currencies, we intend to adopt a hedging strategy against foreign currency fluctuations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to a number of market risks in the ordinary course of our business, such as foreign currency exchange risk resulting from our international operations. These risks arise in the normal course of business rather than from trading. In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Our management has examined our exposures to all of these risks and has concluded that none of our exposures in these areas is material to fair values, cash flows or results of operations.




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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibit is filed with this Report:

                        Exhibit 27.1 Financial Data Schedule (for SEC use only)
                        Exhibit 99.1 Safe Harbor Compliance Statement

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended
                        September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TELEMATE.NET SOFTWARE, INC.


Date:  November 14, 2000         /s/ Richard L. Mauro
                                 -----------------------------------------------
                                 Richard L. Mauro
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  November 14, 2000         /s/ Janet Van Pelt
                                 -----------------------------------------------
                                 Janet Van Pelt
                                 Senior Vice President - Finance and Operations,
                                 Chief Financial Officer, and Treasurer
                                 (Principal Financial and Accounting Officer)