Form 10-K405
period 2000-12-31
TELEMATE NET SOFTWARE INC
filed 2001-04-02
CIK 1088214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Registrant's common stock on March 23, 2001 as reported by The Nasdaq Stock Market, was approximately $4,270,513. The shares of common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 23, 2001, Registrant had outstanding 7,995,086 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Some of the statements contained in this report contain forward-looking information. These include statements regarding the intent, belief or current expectations of Telemate.Net Software, Inc. and members of our management as well as the assumptions on which such statements are based. These statements are primarily found in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." They include statements concerning:

     - our growth and operating strategy;

     - the introduction of our WebFilter product;

     - the expansion of our distribution channels;

     - liquidity and capital expenditures;

     - trends in our industry; and

     - payment of dividends.

     Forward-looking statements can usually be identified by forward-looking words such as "expect," "believe," "goal," "plan," "intend," "estimate," "may," and "will" or similar words. Such statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the Safe Harbor Compliance Statement for Forward-Looking Statements included in Exhibit
99.1 to this report, the terms of which are included herein. As a result, the forward-looking statements are not guarantees of future performance, and actual results may differ materially from those suggested by the forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 1.  BUSINESS.

OVERVIEW

     Telemate.Net Software, Inc. provides scalable, flexible, and robust reporting applications for a variety of network devices. We plan to expand our product offerings in 2001 to include a state-of-the-art Internet filtering solution that will proactively block employees from reaching objectionable Internet content as defined by corporate management. We refer to the combination of Internet usage reporting and filtering as Internet access management. Our Internet Division develops and markets our Internet access management and eBusiness intelligence solutions. We define eBusiness as the use of the Web to communicate with customers, prospects, and partners to connect to back-end data-systems, and to transact commerce. Our Call Accounting Division is focused on our traditional call accounting solutions.

     Our call accounting and Internet reporting solutions extract data from private branch exchanges (known as "PBXs"), firewalls, proxy servers, web servers and other network sources and translate the data into valuable management reports. Our Internet usage reporting solutions can increase productive network use by employees, help protect companies from legal liability and costly litigation, provide information on network bandwidth requirements, help control costs, and reduce overall business risks. Primary benefits of call accounting reporting include visibility and control over how employees are using telecommunications resources, the ability to quantify and measure phone-based sales activities, internal cost allocation for budgeting and planning purposes, and higher revenue and margins driven by accurate billing information.

     We currently sell all of our products through a combination of direct sales and third-party resellers and distributors, and we have an installed base of more than 14,000 call accounting and 2,200 Internet access management installations. The Company's customers span the industrial, commercial, and services industries, and include major corporations such as Arthur Andersen, Coca-Cola Bottling, National Steel, Dayton-Hudson, International Paper, Parke-Davis Pharmaceutical Research and Sears Roebuck, as well as the U.S. Army.

     In February 2001, we announced that we would complement our current product offerings with NetSpective(TM) WebFilter, a new Internet filtering appliance that utilizes a unique automated content recognition approach for advanced Internet filtering which will integrate with the Company's existing reporting solutions. We designed this product to be a simple, plug-and-play Internet access management solution that will lend itself to widespread distribution through value-added resellers and other channel partners. We believe Internet access management customers prefer a combined reporting and filtering product offering, which has hampered our efforts to sell a reporting-only solution. Therefore, we view the introduction of NetSpective WebFilter and the expansion of our distribution channels as critical elements for our future growth.

INDUSTRY BACKGROUND

  Internet Access Management

     The use of the Internet by employees at all levels of organizations continues to grow as companies face more competitive business environments. According to Giga Information Group, the Internet was used by roughly 90 million business workers in the United States during 2000, or approximately two-thirds of all U.S. workers, as well as by about 120 million workers outside the United States. International Data Consultants ("IDC") anticipates the number of internet users will grow to more than 320 million in 2002. As employee Internet access becomes an essential and pervasive business tool, corporate management increasingly faces the realization that the Internet not only offers significant opportunities, but also introduces exposures beyond the normal scope of most corporate operations. The "at-your-fingertips" temptation for Internet abuse creates significant risk to an organization of lost productivity, high bandwidth consumption, and legal liability. Organizations are faced with the challenge of exploiting the Internet's potential while mitigating the associated risks of a medium that has become necessary to efficiently conduct business in the 21st century.

     It is critical for businesses to have the tools to decipher how their employees are spending their time, what types of Internet sites they visit, and how to manage Internet traffic to avoid the risks, costs, and exposures associated with Internet access. Further, companies need to proactively block employees from participating in sites like pornography, hate, racism, criminal skills, or others that may create legal liability for the corporation.

     Consequently, businesses and other enterprises are increasingly demanding Internet access management solutions that will enable them to maximize their investments in the Internet while minimizing risk and exposure. Initially, Internet access filtering and Internet usage reporting represented separate markets, but user demand for a combined solution is rapidly driving convergence. IDC projects that the Internet access management market will grow from $90 million in 1999 to $636 million by 2004, representing a 48% compound annual growth rate.

  Call Accounting

     The relatively recent consolidation of the call accounting industry has resulted in a strongly competitive call accounting market. We estimate that the annual call accounting market is approximately $100 million. As the PBX environment continues to move toward converged voice, data, and video capabilities, enterprises will require voice as well as business unit bandwidth management for fax over the Internet, voice over internet protocol ("VoIP"), ATM circuits, the volume of data through routers, video traffic, quality of service and other advanced features throughout their networks. It is critical that implemented call accounting systems enable enterprises to manage, report, price, and measure their voice network as well as to control the potential misuse and abuse of bandwidth. Primary benefits of call accounting reporting include visibility and control over how employees are using telecommunications resources, the ability to quantify and measure phone-based sales activities, internal cost allocation for budgeting and planning purposes, and higher revenue and margins driven by accurate billing information.

     Significant opportunities exist in the call accounting sector with the evolving network technologies reshaping the telecommunication landscape. Companies developing IP PBXs, Gateways, and Softswitches are now searching for possible reporting solutions for their VoIP technology as market awareness and confidence in this technology accelerates. The dynamic nature of today's VoIP market has driven the entrance of technology pioneers, like Cisco, who have developed voice managers and voice gateways that allow initial VoIP market penetration by interfacing with existing PBX systems. These pioneers are now adapting their offering to interface with IP PBX.

TELEMATE.NET'S SOLUTION

     Our historical core competency, developed over our 15-year history and embodied in each of our reporting products, is the ability to synthesize disparate bits of information generated by a variety of network devices into a single database of valuable, cohesive management information. Our reporting products offer a complete solution to businesses seeking to monitor, analyze, and manage the use of their Internet and voice networks. Our upcoming product, NetSpective WebFilter, will take these benefits a step further by proactively blocking employees from accessing web sites that are not in compliance with company policy.

  Internet Access Management Solution

     With the upcoming introduction of NetSpective WebFilter, our Internet access management solution will be comprised of reporting and filtering components that can be purchased separately or in combination. We believe each component provides critical functionality to effectively manage the benefits and risks associated with widespread Internet access. Certain Internet sites, such as pornography, hate, racism, criminal skills, and the like are clearly objectionable, and many employers choose to proactively block employees from gaining access to them by implementing a filtering solution. Other sites like sports, news, shopping or finance may be acceptable for surfing after hours or on a limited basis during the work day, but managers need the ability to identify excessive time spent on non-business sites and documentation of activity in the event disciplinary actions are warranted.

  Filtering

     NetSpective WebFilter, which will be available mid-2001, is a plug-and-play appliance that utilizes a unique automated content recognition approach for advanced Internet filtering. Our proprietary WebFilter product is loaded in a standard rack-mounted PC and runs under a Linux operating system. WebFilter comes standard with a special version of NetSpective Reporter and is fully compatible with the full-featured NetSpective Reporter 5.0 (which is planned for release in the second quarter of 2001). WebFilter is designed to compare destination addresses against a database of pre-categorized sites and block access to those categories selected by the network administrator. Filtering solutions currently available are based on a static list approach. The vendors of these products utilize spiders to "crawl the web" and gather a list of potentially objectionable URLs. Each site must then be individually reviewed and categorized by a human which can be an inefficient process and can lead to inconsistent treatment and errors. Since the World Wide Web grows by an estimated several million pages per day, it is impossible for a list of objectionable sites to be kept current by this methodology. By contrast, WebFilter captures uncategorized sites accessed by a customer and uploads them to the NetSpective Shared URL Content Repository, where they are processed by a series of artificial intelligence engines, categorized within 48 hours if they fall into objectionable categories, and distributed to all WebFilter customers in the next database update. Therefore, our URL database is constantly current, reflects the actual traffic patterns of representative organizations, and categorizes those sites most important to the organizations' customer base. Over time, we expect that the NetSpective Shared URL Content Repository will evolve into an information asset containing valuable detail on corporate Internet surfing as well as a threshold barrier to competition.

  Reporting

     NetSpective Reporter provides comprehensive Internet usage reporting. NetSpective affords customers the ability to categorize and report on employee Internet access in order to minimize legal liability, optimize bandwidth, and increase employee productivity. Our integrated SQL database, crystal report writer, detail-on-demand reporting capability, organizational directory, multiple data source types, and categorization capabilities provide a distinctive advantage over less robust and less functional competing solutions. In addition, we offer NetSpective E-mail Reporter, which provides similar functionality for e-mail servers.

     We believe this Internet access management solution presents a compelling value proposition to companies struggling to cope with the rapid expansion of high-speed Internet access across corporate America. In addition to helping protect companies from legal liability and litigation costs associated with hostile work environment claims, wrongful termination lawsuits and related issues, and enhancing productivity by enabling enforcement of Internet usage policies, NetSpective Reporter allows companies to track and quantify costs of non-business Internet usage and adjust Internet usage policies as needed to achieve business objectives and to control and provide accountability over corporate network assets.

     Other elements of our Internet access management solution include:

     Comprehensive Reporting. Our reporting engine incorporates more than 350 standard report templates that provide summary data as well as the ability to drill down to the underlying detail. For example, a personnel manager can use the summary information to detect possible network policy violations then access detailed data to identify specific web sites any employee visited and at what times. A filtering capability allows users to modify the standard report templates to incorporate additional information or exclude unwanted data. Report distribution can be automated for recipients, schedule, and delivery method.

     Ease of Implementation and Use. Our products are designed to be simple to install and use. NetSpective WebFilter is a plug-and-play appliance designed to require minimal set-up. NetSpective Reporter has an embedded Microsoft SQL Server(TM) database, eliminating the need for a separate database installation, and our proprietary collection engine can easily import data directly from a wide variety of network devices. Finally, our simple, point-and-click, multi-panel user interface allows customers to easily access, analyze, and process collected data.

     Robust Data Storage, Management and Processing. Our databases can efficiently store large amounts of detailed data. An organizational directory tracks network usage data by user, department or other group within the organization and maintains historical links between users and their network activity.

     Scalability. Our solutions are highly scalable to accommodate the needs of enterprises of all sizes. The databases are scalable from a low volume, desktop application to a high volume, high performance network environment. An organization can select the model with the capacity, functionality, reports, and number of data sources to meet its current needs, and, as these needs change, the organization can easily upgrade to other models and additional data sources using a simple activation code.

  Call Accounting Solution

     Our call accounting solution allows customers to track, quantify, and manage the use of their telephony networks. Elements of our solutions include:

     Leveraged Benefit of Corporate Network Assets. Management can use our products to maximize the effectiveness of corporate voice networks by:

     - Quantifying and evaluating productivity costs associated with non-business telephone usage;

     - Detecting improper use of the telephony network;

     - Measuring telephone-based sales activities; and

     - Managing and allocating network costs.

     Comprehensive Reporting. Our reporting engine incorporates more than 130 standard report templates that provide summary data as well as the ability to drill down to the underlying detail. A filtering capability allows users to modify the standard report templates to incorporate additional information or exclude unwanted data. Report distribution can be automated according to report recipients, delivery schedule and delivery method.

     Ease of Implementation and Use. Our call accounting products are designed to be simple to install and use. We have embedded the Microsoft SQL Server database within our products, eliminating the need for a separate database installation. Our proprietary collection engine can easily import data directly from a wide variety of PBXs. Additionally, our simple, point-and-click, multi-panel user interface allows customers to easily access, analyze, and process collected data.

     Valuable Data Collection and Reformatting. Our call accounting solution collects call detail information from telephony devices (PBXs, wireless, and voice gateways) that contain specific incoming and outgoing call data, and formats this information into various reports. Information disclosed in these reports includes the number of calls made, length of each call, frequently called numbers, source of each call, and cost of each call. We are currently developing similar capabilities for VoIP devices.

     Robust Data Storage, Management and Processing. Our databases can efficiently store large amounts of detailed data gathered from multiple site enterprise telephony networks. In addition, our processing and database module incorporates an organizational directory that tracks voice network usage data by user, department or other group within the organization. This organizational directory also maintains historical links between users and their network activity. Furthermore, the database allows us to provide extensive cost allocation based on user-determined parameters.

     Scalability. Our Call Accounting products have been designed to be equally effective in small, single-site environments and in large, complex multi-site enterprises. The embedded SQL 7.0 database allows for maximum power with minimal involvement. Customers gain the advantage of a highly-scalable product without having to become SQL experts.

STRATEGY

     We are in the process of leveraging our 15-year history as a leader in the call accounting market to the Internet access management market. We initially attempted to market an integrated product that combined call accounting and Internet access management functionality into a single solution. While we experienced early success with the integrated offering, it became clear in the first half of 2000 that this approach was not well-suited to the purchasing behavior of most organizations since it required a joint decision from the technology and telecommunications managers. Therefore, in July 2000, we re-organized our company into call accounting and Internet divisions to focus on these markets separately. As a result of our reorganization, we realized we needed to make certain enhancements to our reporting products and reduce expenses in our call accounting division. We believe customers prefer a combination of filtering and reporting capabilities in an Internet access management product. In addition, customers often pursue filtering as a "first easy step" with more sophisticated reporting as a follow-on requirement. We realized these dynamics were limiting our effectiveness in selling primarily a stand-alone reporting product, and we began development of a state-of-the-art filtering solution. In October 2000, we took steps to reduce our cost structure to preserve our cash until our combined product offering was available. In February 2001, we announced we would ship WebFilter in the second quarter of 2001. With the availability of a new complementary filtering and reporting solution to introduce to the Internet access management market, our key strategic objectives will be to:

     - accelerate growth by focusing on the Internet access management business;

     - restore profitability to the call accounting business; and

     - return to overall corporate profitability in late 2002.

     Accelerate Growth By Focusing on Internet Access Management: Once NetSpective WebFilter is available, we will continue selling our full-featured reporting product, NetSpective Reporter 5.0, on a stand-alone basis, or as an add-on to WebFilter for customers who recognize the need to enhance the information available to management on usage of the Internet. In addition to addressing end user requirements, these products have been designed as attractive products for value-added resellers ("VARs") and other channel partners, and we plan to aggressively grow our reseller network to leverage revenue growth.

     Return Call Accounting to Profit Contribution: We plan to focus our call accounting division on restoring its sales pipeline and increasing sales productivity while controlling expenses to enable it to return to profitability by the second half of 2001.

     Achieve Corporate Profitability in 2002: We believe that the aforementioned objectives will steer us toward profitability. While our success will be affected by numerous factors, including general economic conditions and market acceptance of our new product offering, we are pursuing a balanced strategy that we believe will drive revenue growth while simultaneously keeping expenses in line with short-term revenue expectations in order to preserve cash and return to profitability in late 2002.

PRODUCTS

  Internet Access Management

     Our NetSpective products provide complete Internet access management, combining URL filtering with comprehensive reporting. NetSpective enables companies to enforce compliance with their Internet usage policies, protect themselves against legal liability, manage and plan Internet bandwidth usage, and promote productive and effective use of the Internet by their employees. The NetSpective line consists of three component products that are sold independently or in combination: NetSpective Reporter, WebFilter, and E-mail Reporter.

  NetSpective Reporter

     NetSpective Reporter leverages our 15 years of core technology competency providing robust and affordable network usage reporting solutions. NetSpective Reporter 5.0 improves the currently available NetSpective Enterprise by simplifying the user interface, adding a Web browser interface, increasing scalability, and otherwise making the product more suitable for resale by channel partners.

     The NetSpective reporting solution supports firewalls and proxy servers from Cisco Systems, Check Point Software Technologies, Microsoft Corporation, Symantec/Axent, Network Associates, Netscape, Novell, Lucent Technologies, SonicWALL, and WatchGuard Technologies. The application extracts detailed log-file usage data from most major firewalls, proxy servers, and companion WebFilter filtering appliances, converts the data to a common format and builds a SQL database with the detailed data. The Internet-usage data is then enhanced with source and destination information from other network sources, categorization of the sites visited, linkage to an organizational directory, and costing information. NetSpective can also extract and report on basic security data from Check Point and Cisco Pix firewalls and the Cisco NetRanger intrusion detection product. The flexible reporting capability allows end-users to extract the exact view of the data required by selecting from a wide range of template reports that can be easily customized with pre-defined report filters. Reports provide users with high-level company, department or individual summaries, highlighting potential problems or usage trends, then allows multiple layers of drill down to each of the sites and pages that an employee viewed during a specific time interval.

     NetSpective Reporter performs domain name server lookups to convert numerical IP addresses to URL addresses or convert internal IP addresses to workstation names. It contains a URL category database that enables reporting on categories visited at a company, department or individual level. The entire operation may be automated, including processing log files, updating directory and running pre-defined reports on a regular basis. Processing and reporting functions may be distributed across multiple processors to improve performance.

     NetSpective Reporter is written in C++ and operates under Microsoft Windows 2000 and NT operating systems. The Company embeds Microsoft's SQL 7.0 database and Seagate's Crystal Reports in its products. Dozens of standard report templates and a filtering capability allow users to easily create customized reports without learning Crystal's command language or the SQL database structure. Any customized report can be stored and accessed at a future time or scheduled for automated execution and distribution.

     Current versions of NetSpective reporting solutions are priced from $3,495 to $6,995 for the initial data source and $2,995 for additional data sources. With the release of NetSpective Reporter 5.0, the Company will adopt a user-based pricing model, with prices ranging from $3,000 for companies with fewer than 500 employees to $18,000 for up to 10,000 employees. A special version of NetSpective Reporter will be bundled with WebFilter and also be available on an OEM basis.

  NetSpective WebFilter

     Currently, Telemate.Net resells a third-party filtering solution in conjunction with its reporting product when customers require both filtering and reporting from a single point of purchase. However, starting in mid-2001, we will offer our own filtering solution, WebFilter. We believe WebFilter provides critical advantages over competing products and fits naturally into third-party distribution channels. Scheduled for release in the second quarter of 2001, WebFilter is a "turn-key" plug-and-play network appliance that will monitor and report on Web traffic and block objectionable content based on user-defined categorization.

     WebFilter is composed of proprietary application software loaded in a standard PC rack mounted appliance, running under a Linux operating system. WebFilter comes standard with a special version of NetSpective Reporter and is fully compatible with the full-featured NetSpective Reporter 5.0.

     WebFilter will be sold on an annual subscription basis with pricing determined by the number of users per appliance. First year prices include a hardware component and are projected to range from $9,000 for up to 500 employees to $46,000 for up to 10,000 users. Discounts will be available for 3-year subscriptions and for upgrades to NetSpective Reporter.

  NetSpective E-mail Reporter

     NetSpective E-mail Reporter ("E-mail Reporter") is sold as either a stand-alone product or an add-on to NetSpective Reporter. E-mail Reporter provides similar functionality to Internet Reporter for most major e-mail servers, allowing companies to enforce compliance with their e-mail usage policy, manage and plan e-mail bandwidth use, and assure the productive and effective use of e-mail by their employees. Today, E-mail Reporter is priced at $3,495.

  Call Accounting

     Our Telemate(TM) product provides both summary and detailed telecommunications network usage reports that enable companies to manage their voice network, control network abuse, monitor productivity, and allocate costs. With more than 14,000 Telemate installations worldwide, we are an established leader in the call accounting marketplace.

  eSpective eBusiness Intelligence Solutions

     eSpective(TM) is a flexible and scalable Web analytics solution that allows customers to maximize the value of their Internet marketing efforts and improve Web server performance. eSpective stores and processes visitor activity data from Web Server log files, enabling businesses to track Web site visits, classify visitors into user-defined categories, attach key sources of referral (search engines, domains, entry pages), and track visit paths. A key differentiator in eSpective is the ability to correlate individual or groups of visitors with their specific visit paths (known as click streams) through the Web site. eSpective offers summary and detail reporting with drill down capabilities for analyzing Web site traffic and maintenance needs. Reports can be scheduled to run automatically, e-mailed, printed, or viewed with a browser. A Visitor Management Console allows users to track specific visitor activity.

     Further, we also offer the following add-on functionality:

     Additional Data Source Modules. Additional data source modules may be purchased to expand NetSpective Reporter, E-mail Report or Telemate to collect data from additional firewalls, proxy servers, intrusion detection products, web servers or PBXs.

     URL Categorization. We offer a uniform resource locator, or URL, categorization database, which groups hundreds of thousands of Internet addresses into 28 categories such as travel, shopping, hate and discrimination, pornography, sports, gambling, and employment agency sites. Telemate.Net then reports on Internet usage by category, thus allowing companies to identify misuse and abuse of their networks. These URLs are updated on a daily basis.

SERVICES

     We currently provide installation and training for an additional fee for our customers on an as-needed basis. We provide one year of technical support services for the first year after purchase of the product. Beyond the first year, support is provided pursuant to annual maintenance contracts that provide customers with access to telephone support and product updates. We intend to continue to improve our support staff's technical knowledge and problem-solving abilities to ensure that our customers remain satisfied with our products and services. In addition, we intend to develop web-based training and installation services that will expand current customer training seminars and installation services. Furthermore, continued web site enhancements provide our customers with another medium to initiate service requests, obtain answers to frequently asked questions, and obtain product updates over the Internet.

TECHNOLOGY

     Our core technology is designed to allow businesses to easily extract needed data from a wide range of network data sources and translate it into a standardized format. This standardized data is then enhanced by linking it to not only an organizational directory, but also to other relevant information before storing it in a database. Our flexible and powerful reporting engine extracts the specific information needed and generates a report, which can then be distributed to management in a variety of formats.

     Telemate.Net's core technology has four major modules:

     Data Collection and Reformatting Module. The data collection and reformatting module extracts data from a variety of data sources. Because the data is initially extracted in different formats, we convert the data into a standard format so it can be integrated for use within our application.

     Processing and Database Module. The processing and database module has the following components:

     - Directory: The directory allows us to link sources of network activity, such as user identifications, Internet addresses and telephone extensions, to specific individuals, departments, divisions and companies. The directory also contains a history function that keeps track of these links as they change so that these sources are properly linked to the owner of the source at that time.

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

     - Domain Name Server Lookup: We perform several types of Domain Name Server, or DNS, lookups. A DNS maintains a database that correlates numerical Internet addresses with the equivalent URL, or "www." address. If the data collected from a data source includes only the numerical Internet address of a destination web site, we will search the external DNS to obtain the equivalent URL address and include it in the data record. For example, if the data collected reveals a numerical address of 209.17.193.130, the DNS lookup function will provide the more commonly used URL address of www.telemate.net.

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

     - Embedded Database: Under an original equipment manufacturer agreement with Microsoft, we embed Microsoft's SQL database in our products. Our NetSpective Reporter product includes the Microsoft SQL 7.0 MSDE desktop database while our WorkGroup and Enterprise products include the full Microsoft SQL 7.0 Server database. Our products are designed to allow us to efficiently integrate other databases.

     - Multiprocessing: As the number of data sources and the volume of data on a network increase, Telemate.Net has the ability to distribute both processing and reporting onto multiple PCs to balance the workload and further enhance scalability.

     Reporting Engine Module. Our reporting engine is currently designed for use with Seagate's Crystal Reports, a reporting tool. This means that users do not have to learn Crystal's command language or the structure of the SQL Server database in order to use our products. Our reporting engine:

     - incorporates more than 350 standard reports and templates designed and refined over time with input from our customers;

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

     Interface Module. We employ an easy to use, functionally rich user interface, featuring the multi-paneled style used in Windows applications. We utilize third-party interface tools to create a familiar "look and feel" to the product. The interface is designed so that users can operate our application and generate reports with a minimal amount of training.

  Leveraging our Core Technology -- WebFilter

     Our new WebFilter product, anticipated release second quarter 2001, leverages the aforementioned technology modules with a combined filtering and reporting capability. The product is designed to compare destination addresses against a database of pre-categorized sites and block access to those categories selected by a network administrator. The category database will be updated daily with new sites. A unique feature of WebFilter is that uncategorized sites accessed by a customer will be uploaded to the NetSpective Shared URL Content Repository, processed by a series of artificial intelligence engines, categorized within 48 hours if they fall into objectionable categories, and distributed to all WebFilter customers in the next update.

CUSTOMERS

     We have installed our products in more than 14,000 call accounting and 2,200 Internet access management customer sites. Our customers represent most major commercial, industrial and service categories and typically have more than 100 employees. In 1999, we entered into a sales agreement with a third-party contractor to provide software, hardware, and installation services for 51 different sites. This sales agreement comprised 13.9% and 10.5% of total revenue in 1999 and 2000, respectively. Upon execution of this sales agreement, it was anticipated that the 1999 percentage of total revenue would not be generated in subsequent years.

DISTRIBUTION, SALES AND MARKETING

     We conduct our sales efforts through a combination of direct sales and arrangements with network resellers, systems integrators, and distributors. Our direct sales force primarily employs telephone, online and on-site sales approaches. Prior to 1999, our sales force was largely focused on the sales of our Call Accounting product. We have sales teams focused on enterprises with greater than 250 employees, government agency sales, and sales of additional products and functionality to our existing customer base.

     Network Resellers and Distributors. While our direct sales force is expected to continue to generate a large portion of our future revenue, we are increasingly employing indirect distribution channels worldwide as an important complement to our direct sales force. We have established a team of distribution sales representatives that is developing relationships with and providing sales support to network resellers, systems integrators, and distributors. We intend to accelerate the expansion of both our international and domestic reseller channels over the next few years particularly with the planned release of our new WebFilter product in the second quarter of 2001. WebFilter is designed to provide plug-and-play simplicity that we believe will make it an attractive product offering for value added resellers and other channel partners. Additionally, our NetSpective Reporter 5.0 has been simplified to deliver its robustness while making it easier to use, sell, and support. We have an established team of distribution sales representatives who are developing relationships with and providing sales support to network resellers, systems integrators, and distributors. We are aggressively pursuing programs to educate these resellers about the benefits of WebFilter to their business and to create incentives for them to promote the product to their customers. We also maintain sales staff in the United Kingdom to focus on signing new system integrators and distributors.

     Enterprise Sales. We continue to focus on enterprises with more than 250 employees. We expect these enterprises will represent almost half of the revenue opportunity in the network usage management market over the next five years. According to estimates from the U.S. Census Bureau, this market includes more than 50,000 companies. We intend to increase our use of web-based marketing to pursue these mid-size enterprises.

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

     Strategic Distribution and Marketing Relationships. Leading networking and network security product vendors, including Symantec/Axent Technologies, Check Point Software Technologies, Cisco Systems, Lucent Technologies, Microsoft, and Network Associates, help to market and distribute our products. These companies assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. However, because we do not have written agreements with most of these parties, we cannot guarantee that these relationships will continue at all or on terms acceptable to us. We are currently working to expand our existing relationships and develop additional strategic relationships.

     Marketing. Our marketing efforts are focused on creating brand, and application awareness for both our filtering and reporting solutions. We will continue to employ a mix of marketing media including traditional and Web based marketing. Our marketing efforts will also include significant activity aimed at supporting our channel sales efforts. These efforts will be aimed at recruiting, maintaining quality channel partners, and driving sales of our NetSpective Webfilter URL filtering appliance.

COMPETITION

     According to IDC, the leading players in the Internet access management market are Surfcontrol, Websense, Elron, Symantec/Axent, Secure Computing, N2H2, and 8e6 Technologies. Each offers point products that only address a small segment of the filtering market or simply provide low-end summarization capabilities. However, all have recognized the need to add a strong reporting solution as well, and are actively improving their offerings in that area. We strongly believe that the combination of our Internet reporting strength and our advanced Internet filtering appliance, planned for release in the second quarter of 2001, will enable us to compete effectively in this market.

     IDC estimates that the Web site applications market will grow from $48.4 million in 1999 to $797 million in 2004, representing a compound annual growth rate of 75%. WebTrends dominates the low-function Web analytics market with offerings priced at or below $2,000. These products provide Web site hit summaries and are very useful in getting an overall view of Web activity. At the other end of the market, companies like Accrue and NetGenesis offer higher function products that provide detailed visitor information at a considerably higher price. We believe that the mid-function market (providing visitor detail information at a more affordable price) provides a future opportunity for us. We also believe our core competence in reporting will allow us to compete effectively in this market segment as it develops.

     There are no known surveys of the call accounting industry. We estimate that the annual market today is approximately $100 million. We face competition from a number of similar-sized companies including IntegraTrak, ISI, MicroTel, the Telco Research product suite of Peregrine Systems and Veramark Technologies. The industry has historically been fragmented but is currently undergoing consolidation. Additionally, we believe that the combination of our reporting strength and install base will enable us to compete effectively in this market.

INTELLECTUAL PROPERTY

     We currently have a pending United States patent application that seeks to protect inventions underlying the integration of voice and network data reporting technology in our Telemate.Net product. We currently do not have any issued patents. We have obtained federal registration for the Telemate and Telemate.Net marks. We view our technology as proprietary and rely on a combination of trade secret, copyright, patent and trademark laws, non-disclosure agreements, and contractual provisions to establish and protect our proprietary rights. When we license our products, we use a signed license agreement with a select number of our customers and a standard printed or electronic license containing confidentiality terms customary in the industry for all other users in order to protect the proprietary rights in our technology. We license our products in a format that does not permit the user to change the software code. In addition, because we treat the source code for our products as a trade secret, all employees and third parties who require access to the source code are first required to sign non-disclosure agreements.

HUMAN RESOURCES

     As of March 1, 2001, we employed 157 persons, including 27 in product development, 40 in services and support, 61 in sales and marketing, 5 in operations and 24 in finance and administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

DIRECTORS AND EXECUTIVE OFFICERS

     Our directors and executive officers and their respective ages as of March 1, 2001 are as follows:

NAME                                        AGE   TITLE
----                                        ---   -----
David H. Couchman.........................  55    Chairman
Richard L. Mauro..........................  58    Chief Executive Officer and President
Janet Van Pelt............................  36    Senior Vice President, Finance and
                                                  Operations, Chief Financial Officer and
                                                    Treasurer
James A. Kranzusch........................  55    Senior Vice President & General Manager/Call
                                                    Accounting Division
Jay F. Nichols............................  46    Senior Vice President/Internet Sales
Vijay Balakrishnan........................  46    Senior Vice President/Internet Marketing
Douglas B. Spencer........................  40    Vice President/Internet Technology
James C. Davis............................  48    Director
J. Lawrence Bradner.......................  49    Director
Murali Anantharaman.......................  43    Director

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

     Richard L. (Rich) Mauro has served as our Chief Executive Officer and President since December 1996. He has served as a director of Telemate.Net since June 1999. He was President and Chief Operating Officer from March 1994, when he joined Telemate.Net, until December 1996. Mr. Mauro has 36 years of general management and sales, marketing, and engineering management experience. Prior to joining Telemate.Net, Mr. Mauro served as Chief Executive Officer and President of Insight Marketing Partners, Inc., a marketing and management consulting company he founded that focused on assisting early-stage software companies, from March 1990 until March 1994. From January 1986 until March 1990, Mr. Mauro was Vice President -- Marketing for INFORUM, a technology center in Atlanta. He began his career with the IBM Corporation in June 1964 where he held a variety of engineering, sales and product marketing management positions. During his last eight years at IBM, he focused on PC-related products, including leading the PC merchandising function for IBM's retail product centers. Mr. Mauro holds a bachelor's degree in Electronic Engineering from Manhattan College and a master's degree in Industrial Administration from Union College.

     Janet Van Pelt has served as our Senior Vice President, Finance and Operations, Chief Financial Officer and Treasurer since May 2000. Ms. Van Pelt has more than 12 years of experience leading the financial operations of software companies. Prior to joining Telemate.Net, Ms. Van Pelt was Senior Vice President and Chief Financial Officer for Peachtree Software, an accounting software manufacturer, from February 1998 through May 2000. Ms. Van Pelt served as Senior Vice President of Mergers and Acquisitions at The Hartsfield Group, an Investment Banking company, from January 1997 through February 1998; Chief Financial Officer and Vice President of Operations at MicroHelp, Inc., a software company, from October 1994 through January 1997, and Corporate Controller at Samna Corporation, a software company, from July 1988 through August 1994. Ms. Van Pelt holds a bachelor's degree in Accounting from Bob Jones University and an MBA from Georgia State University, and is a certified public accountant.

     James A. Kranzusch has served as our Senior Vice President and General Manager -- Call Accounting Division, since July 2000 and served as our Senior Vice President -- Sales from March 1998 through June 2000. Mr. Kranzusch has 30 years of sales management experience with both large corporations and early-stage ventures. Prior to joining Telemate.Net, Mr. Kranzusch served as founder and President of ClientView, Inc., an Atlanta sales consulting company, from March 1995 until March 1998. From March 1992 to March 1995, Mr. Kranzusch was Director of Major Accounts at Carter & Associates, a commercial real estate company in Atlanta. From September 1985 until February 1992, he was Executive Vice-President and General Manager for INFORUM, a technology center in Atlanta. Mr. Kranzusch was employed by the IBM Corporation from March 1970 until August 1985, most recently as Division Sales Director. Mr. Kranzusch holds a bachelor's degree in Business Administration from Auburn University and a master's degree in Business Policy from Columbia University.

     Jay F. Nichols has served as our Senior Vice President of Internet Sales since August 2000. Mr. Nichols has more than 20 years of sales management and senior management experience. Prior to his arrival at Telemate.Net, Mr. Nichols provided top-level sales management consulting to GST Telecom from January 2000 through June 2000. Mr. Nichols served as Vice President of Sales of Internet and Messaging Services at Cable & Wireless, Inc, a leading provider of global data services, from January 1995 through July 1999. Prior to working with Cable & Wireless, Mr. Nichols held a variety of sales management roles with Indepth Data, Dun & Bradstreet Software, Knowledgeware, Telescan, Lotus Development Corporation and CompuServe. Mr. Nichols earned a BBA with a concentration in computer sciences from Western Connecticut State University.

     Vijay Balakrishnan has served as our Senior Vice President -- Internet Marketing since September 1999. Prior to joining Telemate.Net, Mr. Balakrishnan served as Vice President in charge of marketing for Equifax Secure, Inc., an e-commerce security company, from May 1997 until August 1999. From November 1994 until March 1997, Mr. Balakrishnan served as Vice President in charge of international business development for Deluxe Corp., a provider of financial services infrastructure. Mr. Balakrishnan holds a bachelor's and master's degree in Electrical Engineering from the University of Illinois and an MBA from the Wharton School of Business at the University of Pennsylvania.

     Douglas B. Spencer has served as our Vice President -- Internet Technology since March 2000. Mr. Spencer has 18 years of international leadership experience in both start-up and corporate environments. Prior to joining Telemate.Net, Mr. Spencer served as Vice President -- Engineering of Intellione Technologies, a start-up software company, from November 1999 through March 2000, Vice President of Product Solutions for eShare Technologies, a predictive dialer and Web contact solutions provider, from April 1999 through November 1999, and Director of Business Development of Compuware Corp., a provider of enterprise solutions, from June 1994 through April 1999. Mr. Spencer holds a bachelor's degree in Computer Science from the University of Tennessee and an MBA from the Culverhouse School of Business at the University of Alabama.

     James C. Davis has served as a director of Telemate.Net since October 1999. Mr. Davis is President of Flamenco Corporation, a web services software company, which he joined in September 2000. Prior to Flamenco, Mr. Davis served as a principal with Buckskull Partners, an investment and advisory services firm, from March 1999 through August 2000. Mr. Davis previously served in a number of roles with Harbinger Corporation, an e-commerce company, including Group Executive -- Business Development from October 1998 until December 1998, President and Chief Executive Officer from March 1997 until October 1998, President of Group Operations from January 1995 until March 1997, President from January 1989 until December 1993, and Senior Vice President of Harbinger Computer Services, Inc. from May 1984 until December 1988. From January 1994 until January 1995, Mr. Davis served as a principal with Davis & Associates, an Atlanta consulting firm. Mr. Davis currently serves on the board of directors of Flamenco Corporation and Fitability Systems, an e-recruiting company. Mr. Davis holds a bachelor's degree in Engineering from Mississippi State University and an MBA from the Harvard Business School where he was a Baker Scholar.

     J. Lawrence Bradner has served as a director of Telemate.Net since October 1999. Since September 1999, Mr. Bradner has served as Corporate Vice President, Scientific-Atlanta and President of their business sector, World Wide Services. Previously, Mr. Bradner served as Chairman and Chief Executive Officer of Syntellect, Inc., a provider of enterprise call center systems and outsourced call center services, from March 1996 until May 1999. Mr. Bradner also served as President of Syntellect from March 1998 to May 1999. From January 1991 until March 1996, Mr. Bradner was Chairman and Chief Executive Officer of Pinnacle Investment Associates and Telecorp Systems, Inc., a wholly owned subsidiary of Pinnacle, a provider of call center systems and outsourced pay-per-view ordering services for the cable and satellite television industries. From 1977 until 1990, Mr. Bradner was employed by Scientific-Atlanta, Inc., a provider of satellite, cable television and other telecommunications products based in Atlanta, Georgia. Mr. Bradner holds a bachelor's degree in Industrial and Systems Engineering from the Georgia Institute of Technology and an MBA from the Harvard Business School.

     Murali Anantharaman has served as a director of Telemate.Net since October 1999. Mr. Anantharaman serves as Managing Partner of LiveOak Equity Partners, which he co-founded in July, 1998. LiveOak Equity Partners is a venture capital firm that makes equity investments in emerging growth companies in the information technology and healthcare sectors. From May 1987 to June 1998, Mr. Anantharaman was a partner in EGL Holdings, an Atlanta-based equity investment firm. Previously, Mr. Anantharaman was a Vice President with CSP International in New York, a management strategy consulting firm focused on information technology and communications companies. Mr. Anantharaman has served as a director of Simione Central Holdings, Inc., a developer of healthcare software, since October 1996. Mr. Anantharaman received a Bachelor's degree in Engineering from the University of Madras, a Master of Science degree in Operations Research from Case Western Reserve University and an MBA from the Harvard Business School.

ITEM 2.  PROPERTIES.

     We are headquartered in Atlanta, Georgia, where we lease approximately 50,000, square feet under a lease agreement expiring in September 2003. Our current space should be sufficient to accommodate our growth for the immediately foreseeable future. We also have the ability to terminate our existing lease in October 2001 with the payment of certain penalties and relocate and we are evaluating whether we can further reduce our corporate cost structure by doing so. The vast majority of our employees work in the corporate headquarters, but we also have sales personnel located in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common stock is traded on the Nasdaq National Market under the symbol "TMNT". The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by The Nasdaq Stock Market for the quarters indicated:

QUARTER ENDED                                                 HIGH PRICE   LOW PRICE
-------------                                                 ----------   ---------
30-Sep-99...................................................   $14.1875    $14.0000
31-Dec-99...................................................    20.9375     12.0000
31-Mar-00...................................................    16.3750      9.3750
30-Jun-00...................................................    10.2500      3.0938
30-Sep-00...................................................     3.2500      1.7188
31-Dec-00...................................................     2.5000      0.5000

     The closing sale price of our common stock as reported by The Nasdaq Stock Market on March 23, 2001 was $0.9375.

     The number of shareholders of record of our common stock as of March 23, 2001, was approximately 4,000.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth our selected financial data and other operating information. We derived the selected financial data from our financial statements and related notes which have been audited by KPMG LLP, independent auditors. The audited balance sheets as of December 31, 1999 and 2000 and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000 and the report thereon are included in another part of this Annual Report on Form 10-K. You should read the selected financial data together with our financial statements and related notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1997         1998         1999         2000
                                       ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue....................  $    3,785   $    4,890   $    5,450   $    6,731   $    3,679
  Service revenue....................       3,114        4,058        4,932        6,234        7,011
                                       ----------   ----------   ----------   ----------   ----------
          Total revenue..............       6,899        8,948       10,382       12,965       10,690
Costs of revenue:
  Product costs......................         574          736          958        1,415        1,542
  Service costs......................         761        1,053        1,502        2,339        3,638
                                       ----------   ----------   ----------   ----------   ----------
          Total cost of revenue......       1,335        1,789        2,460        3,754        5,180
Gross profit.........................       5,564        7,159        7,922        9,211        5,510
Operating expenses:
  Research and development...........         636        1,462        1,929        2,212        3,723
  Sales and marketing................       3,190        3,783        4,804        6,805       13,075
  General and administrative.........       1,617        1,895        2,388        3,161        5,600
  Restructuring......................          --           --           --           --          310
  Non-cash compensation..............          --           --           --          188           --
                                       ----------   ----------   ----------   ----------   ----------
          Total operating expenses...       5,443        7,140        9,121       12,366       22,708
Operating income (loss)..............         121           19       (1,199)      (3,155)     (17,198)
Increase in redeemable stock purchase
  warrants...........................          --           --           --       (1,590)          --
Other income (expense)...............          15           19         (107)         336        1,974
                                       ----------   ----------   ----------   ----------   ----------
          Net income (loss)..........  $      136   $       38   $   (1,306)  $   (4,409)  $  (15,224)
                                       ==========   ==========   ==========   ==========   ==========
Basic and diluted net income (loss)
  per share..........................  $     0.04   $     0.01   $    (0.40)  $    (1.07)  $    (1.96)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..............................   3,201,744    3,261,813    3,261,813    4,102,999    7,750,614
                                       ==========   ==========   ==========   ==========   ==========
  Diluted............................   3,434,403    3,732,768    3,261,813    4,102,999    7,750,614
                                       ==========   ==========   ==========   ==========   ==========

                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $   245   $    78   $    46   $42,755   $28,263
Working capital (deficit)........................   (1,429)   (1,472)   (1,726)   40,782    25,401
Total assets.....................................    2,186     2,582     2,675    48,274    33,328
Long-term liabilities............................       --        --     1,302        --        --
Total shareholders' equity (deficit).............     (686)     (743)   (2,065)   42,316    27,691

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Financial Statements of Telemate.Net Software, Inc. and notes thereto included elsewhere in this report.

OVERVIEW

     In October 1999, we completed our initial public offering, raising net proceeds of $43 million to fuel our planned expansion. From the date of our initial public offering through the second quarter of 2000, we expanded our sales and marketing activities and increased our product development activities. By the end of the second quarter, we had identified several key challenges that were restricting our sales growth including inefficient processes that hampered our ability to identify and qualify prospects and ensure high sales productivity. Additionally, our products had substantially different positioning, features, and sales attributes which resulted in our sales and marketing efforts, within a single organizational structure, to become diluted. At the beginning of the third quarter of 2000, we refocused to align our sales and marketing for each product line into separate divisions. This refocusing and reorganization of the Company impacted growth and, as a result, at the beginning of the fourth quarter of 2000, we reduced our work force approximately 20% to align our expense structure to our revenue. On February 14, 2001, we announced plans to introduce NetSpective WebFilter, an advanced Internet filtering solution, and NetSpective Reporter 5.0, an enhanced version of our Internet reporting software, in the second quarter of 2001.

     As we enter 2001 and complete the development of our enhanced product line, we believe we are poised to resume growth and return to profitability in late 2002.

     Our revenue consists of product and service revenue. Product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. Service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of the products licensed. Professional services includes installation, training, and custom report generation.

     We recognize revenue from software licenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue derived from software license fees and hardware is recognized upon shipment. Revenue derived from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

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

     We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces, and promoting our products at trade shows, seminars and through their web sites. We have entered into marketing partnerships with major firewall and proxy server suppliers including Cisco Systems, Check Point Software Technologies, Microsoft Corporation, and Symantec/Axent. We intend to continue to focus sales resources on strengthening existing relationships and creating new relationships with strategic organizations.

     From our inception in 1986 until June 1999, we elected to operate under subchapter S of the Internal Revenue Code of 1986, as amended, and comparable provisions of state income tax laws. An S corporation generally is not subject to income tax at the corporate level. The S corporation's income generally passes through to shareholders and is taxed on their personal income tax returns. As a result, our earnings through June 1999 had been taxed directly to our existing shareholders. On June 16, 1999, we terminated our status as an S corporation under the tax code. In connection with the termination of our S corporation status, we distributed $269,000 and we reclassified the accumulated deficit of $296,000 through the S corporation termination date, limited to the amount of paid-in capital, to additional paid-in capital.

     Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the presentation adopted in the 2000 financial statements.

     In January 2001, the Company announced its retention of an investment banking firm to explore a range of strategic alternatives to enhance shareholder value, including a possible sale of the Company.

RESULTS OF OPERATIONS

     The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenue:
  Internet/integrated:
     Product revenue........................................  $   971   $ 2,946   $ 1,978
     Services revenue.......................................       82     1,102     2,184
                                                              -------   -------   -------
          Total Internet/integrated revenue.................    1,053     4,048     4,162
  Call accounting:
     Product revenue........................................    4,479     3,785     1,701
     Services revenue.......................................    4,850     5,132     4,827
                                                              -------   -------   -------
          Total call accounting revenue.....................    9,329     8,917     6,528
                                                              -------   -------   -------
          Total revenue.....................................  $10,382   $12,965   $10,690
                                                              =======   =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Revenue:
  Internet/integrated:
     Product revenue........................................    9.4%    22.7%    18.5%
     Services revenue.......................................    0.8      8.5     20.4
                                                              -----    -----    -----
          Total Internet/integrated revenue.................   10.2     31.2     38.9
  Call accounting:
     Product revenue........................................   43.1     29.2     15.9
     Services revenue.......................................   46.7     39.6     45.2
                                                              -----    -----    -----
          Total call accounting revenue.....................   89.8     68.8     61.1
                                                              -----    -----    -----
          Total revenue.....................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The following table sets forth for the periods indicated statement of operations data expressed as a percentage of total revenue:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998     1999      2000
                                                              -----    -----    ------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue...........................................   52.5%    51.9%     34.4%
  Service revenue...........................................   47.5     48.1      65.6
                                                              -----    -----    ------
          Total revenue.....................................  100.0    100.0     100.0
Costs of revenue:
  Product costs.............................................    9.2     10.8      14.4
  Service costs.............................................   14.5     18.0      34.1
                                                              -----    -----    ------
          Total cost of revenue.............................   23.7     28.8      48.5
Gross profit................................................   76.3     71.2      51.5
Operating expenses:
  Research and development..................................   18.6     17.1      34.8
  Sales and marketing.......................................   46.3     52.5     122.3
  General and administrative................................   23.0     24.4      52.4
  Restructuring.............................................    0.0      0.0       2.9
  Non-cash compensation.....................................    0.0      1.5       0.0
                                                              -----    -----    ------
          Total operating expenses..........................   87.9     95.5     212.4
Operating income (loss).....................................  (11.6)   (24.3)   (160.9)
Increase in redeemable stock purchase warrants..............    0.0    (12.3)      0.0
Other income (expense)......................................   (1.0)     2.6      18.5
                                                              -----    -----    ------
          Net income (loss).................................  (12.6)%  (34.0)%  (142.4)%
                                                              =====    =====    ======

Years Ended December 31, 2000 and 1999

     Total Revenue. Total revenue was $10.7 million in 2000, representing a 17.5% decrease from $13.0 million in 1999. Total product revenue was $3.7 million, or 34.4% of total revenue, in 2000, representing a 45.3% decrease from $6.7 million, or 51.9% of total revenue, in 1999. Total service revenue was $7.0 million, or 65.6% of total revenue, in 2000, representing a 12.5% increase from $6.2 million, or 48.1% of total revenue, in 1999. The overall decease in revenue was the result of the decrease in both call accounting and Internet/integrated product revenue partially offset by an increase in Internet/integrated support revenue. Part of the decrease was attributable to a sales agreement with a third-party contractor to provide software, hardware and installation services for 51 different sites. This sale agreement comprised $1.8 million or 13.9% of total revenue in 1999, but accounted for only $1.1 million or 10.5% in 2000.

     Internet/Integrated Revenue. Total Internet/integrated revenue was $4.2 million, or 38.9% of total revenue in 2000, representing a 2.8% increase from $4.0 million, or 31.2% of total revenue, in 1999. Internet/integrated product revenue was $2.0 million, or 18.5% of total revenue in 2000, representing a 32.9% decrease from $2.9 million, or 22.7% of total revenue, in 1999. Internet/integrated service revenue was $2.2 million, or 20.4% of total revenue in 2000, representing a 98.2% increase from $1.1 million, or 8.5% of total revenue, in 1999. The overall decrease in Internet/integrated product revenue and percentage of total revenue was largely due to the decrease in revenue from the aforementioned single major customer. This sale agreement comprised $1.2 million of product revenue in 1999 compared to $494,000 in 2000. The increase in Internet/integrated service revenue was driven by the increase in Internet/integrated support revenue. Our Internet customer base has grown since 1998 resulting in increased support renewals. Additionally, in conjunction with our reorganization at mid-year, we stopped selling our integrated product and focused on selling separate call accounting and Internet products. The integrated product reports on both Internet and telephony data sources and therefore contains a component of call accounting revenue. Therefore, while total Internet/integrated revenue was relatively consistent, we were successful in increasing total Internet revenue to replace the call accounting revenue in the Internet/integrated revenue category.

     Call Accounting Revenue. Total call accounting revenue was $6.5 million, or 61.1% of total revenue in 2000, representing a 26.8% decrease from $8.9 million, or 68.8% of total revenue, in 1999. Call accounting product revenue was $1.7 million, or 15.9% of total revenue in 2000, representing a 55.1% decrease from $3.8 million, or 29.2% of total revenue, in 1999. Call accounting service revenue was $4.8 million, or 45.2% of total revenue in 2000, representing a 5.9% decrease from $5.1 million, or 39.6% of total revenue, in 1999. The decline in call accounting revenue and percentage share of total revenue for the year was due to the increased focus of our sales force on selling our Internet/integrated products during the first half of the year. Additionally, the hardware component of call accounting product revenue declined as management attempted to shift sales focus away from lower margin hardware sales and toward closing sales and building the pipeline for software sales. However, because of the time to train the staff and develop a sales pipeline this change did not have a positive impact on current year revenue.

     Cost of Product Revenue. Cost of product revenue includes employee compensation, costs of complementary hardware, costs of materials related to production, shipment and fulfillment, amortization of a software license, and payments under third-party licensing agreements. Cost of product revenue was $1.5 million, or 14.4% of total revenue in 2000, representing a 9.0% increase from $1.4 million, or 10.9% of total revenue, in 1999. The increase in product cost is attributable primarily to amortization of purchased software. The increase in the percentage of revenue reflects a change in product revenue mix as well as increases in overhead expenses and the aforementioned software amortization.

     Cost of Service Revenue. Cost of service revenue is comprised primarily of service employee compensation. Cost of service revenue was $3.6 million, or 34.0% of total revenue in 2000, representing a 55.5% increase from $2.3 million, or 18.0% of total revenue, in 1999. The increase in both absolute dollars and as a percentage of revenue resulted from increased service staffing levels to improve service levels to existing customers and in anticipation of future support and service requirements. As part of our reduction in force in October 2000, management reduced service staff levels to correspond more directly with current revenue levels. Management believes this reduction will result in improved margins on service revenue while maintaining service levels.

     Research and Development Expenses. Research and development expenses include salaries and related costs for software developers, quality assurance personnel, and documentation personnel involved in our research and development efforts. Research and development expenses were $3.7 million, or 34.8% of total revenue, in 2000, representing a 68.3% increase from $2.2 million, or 17.1% of total revenue, in 1999. The increase in total research and development expenses reflects increased research and development personnel to accelerate new product development. With the anticipated release of our WebFilter product in the second quarter of 2001, we expect slight increases in research and development expenses in the first half of 2001, with a declining trend during the second half of the year. On a year-over-year basis, we anticipate research and development expenses to be slightly lower in 2001 than 2000.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs, and promotional expenses for our sales organization and marketing staff. Sales and marketing expenses were $13.1 million, or 122.3% of total revenue, in 2000, representing a 92.1% increase from $6.8 million, or 52.5% of total revenue, in 1999. The increases in both absolute dollars and as a percentage of total revenue were due to several factors, primarily the addition of sales and marketing personnel and initiation of marketing lead generation programs in an effort to accelerate our revenue growth following our initial public offering. We expect sales and marketing expenses to decrease in both absolute dollars and as a percentage of revenue in 2001 due to the reduction of sales and marketing staff that occurred in October 2000 and due to a decrease in our promotional activities.

     General and Administrative Expenses. General and administrative expenses include administrative salaries and related benefits, depreciation and amortization, management fees, recruiting, and relocation expenses, as well as legal, accounting, and other professional fees. General and administrative expenses were $5.6 million, or 52.4% of total revenue, in 2000, representing a 77.2% increase from $3.2 million, or

24.4% of total revenue, for the same period in 1999. This increase was primarily due to staff related costs, insurance, and professional service fees largely related to the requirements of being a public company. We expect general and administrative costs will be relatively flat in absolute dollars in 2001.

     Restructuring Expenses. Restructuring expense of $310,000, or 2.9% of total revenue, represents the charges taken in connection with the Company's reduction in force which occurred at the beginning of the fourth quarter of 2000. This charge primarily represents severance compensation.

     Non-cash Compensation Expenses. Non-cash compensation of $188,000, or 1.5% of total revenue in 1999, was charged in connection with stock options granted at a price below market value, primarily to an executive officer. No options were granted below market value in 2000.

     Redeemable Stock Purchase Warrant. Charges for the increase in value of our redeemable common stock purchase warrant were zero in 2000, as compared to $1.6 million, or 12.3% of total revenue, for 1999. This charge represents the increase in the value of the warrant granted in connection with a $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

     Other Income (Expense). Interest income (expense) was $2.0 million, or 18.5% of total revenue, for 2000, compared to $336,000, or 2.6% of total revenue, for 1999. Proceeds from investment of the funds received in the initial public offering for the full year account for this interest income.

  Years Ended December 31, 1999 and 1998

     Total Revenue. Total revenue was $13.0 million in 1999, representing a 24.9% increase from $10.4 million in 1998. Total product revenue was $6.7 million, or 51.9% of total revenue, in 1999, representing a 23.5% increase from $5.4 million, or 52.5% of total revenue, in 1998. Total service revenue was $6.2 million, or 48.1% of total revenue, in 1999, representing a 26.4% increase from $4.9 million, or 47.5% of total revenue, in 1998. This increase was the result of the increase in Internet/integrated revenue and professional services sold. Part of the increase was attributable to a sales agreement with a third-party contractor to provide software, hardware and installation for 51 different sites. This sales agreement comprised 13.9% of total revenue in 1999. This agreement did not contribute as significantly to revenue in 2000.

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

     Cost of Product Revenue. Cost of product revenue includes employee compensation, costs of materials related to production, shipment and fulfillment and payments under third-party licensing agreements. Cost of product revenue was $1.4 million, or 10.9% of total revenue, in 1999, representing a 47.7% increase from $958,000, or 9.2% of total revenue, in 1998. This increase in cost and the corresponding increase as a percentage of total revenue was primarily attributable to higher hardware costs on a number of large product sales requiring an unusually large amount of hardware and an increase in the percentage of total costs for royalty payments for third-party licensing.

     Cost of Service Revenue. Cost of service revenue is comprised primarily of service employee compensation. Cost of service revenue was $2.3 million, or 18.0% of total revenue, in 1999, representing a 55.7% increase from $1.5 million, or 14.5% of total revenue, in 1998. This increase was due to an increase in staff to handle the expansion of the number of companies under annual maintenance contracts and the increase in professional services sold.

     Research and Development Expenses. Research and development expenses include salaries and related costs for software developers, quality assurance personnel and documentation personnel involved in our research and development efforts. Research and development expenses were $2.2 million, or 17.1% of total revenue, in 1999, representing a 14.7% increase from $1.9 million, or 18.6% of total revenue, in 1998. The increase in total research and development expenditures reflects the increased headcount during the second half of the year as we accelerated our new product development.

     Sales and Marketing Expenses. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for our sales organization and marketing staff. Sales and marketing expenses were $6.8 million, or 52.5% of total revenue, in 1999, representing a 41.7% increase from $4.8 million, or 46.3% of total revenue, 1998. This increase in expenditures and percentage of total revenue is the result of higher commissions on greater sales and expansion of both the Sales and Marketing staffs in the second half of the year, as we positioned ourselves for expected future growth.

     General and Administrative Expenses. General and administrative expenses include administrative salaries and related benefits, depreciation and amortization, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses were $3.2 million, or 24.4% of total revenue, in 1999, representing a 32.4% increase from $2.4 million, or 23.0% of total revenue, for the same period in 1998. This increase was primarily due to an increased provision for uncollectible accounts, an increase in a sales tax provision, recruiting fees and other professional services.

     Non-cash Compensation Expenses. Non-cash compensation of $188,000, or 1.5% of total revenue, was charged in connection with stock options granted at a price below market value, primarily to an executive officer.

     Redeemable Stock Purchase Warrant. Changes for the increase in value of our redeemable common stock purchase warrant was $1.6 million, or 12.3% of total revenue for 1999. This change represents the increase in the value of the warrant granted in connection with a $1,000,000 loan. The warrant was exercised and the loan was repaid in September 1999.

     Other Income (Expense). Other income was $336,000, or 2.6% of total revenue, for 1999 compared to expense of $107,000 or 1.0% in 1998. The net interest income reflects the impact of the proceeds from investment of the funds received in the initial public offering for the fourth quarter of 1999.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited quarterly statements of operations data for each of our last eight quarters. The unaudited quarterly financial statements have been prepared on substantially the same basis as the audited financial statements contained herein. In the opinion of management, the unaudited quarterly financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider to be necessary to fairly present this information when read in conjunction with our financial statements and related notes appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                            THREE MONTHS ENDED
                          ---------------------------------------------------------------------------------------
                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                            1999       1999       1999        1999       2000       2000       2000        2000
                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                              (IN THOUSANDS)
Revenue:
  Product revenue.......  $ 1,364     $1,442     $ 1,798    $ 2,127    $ 1,106    $ 1,109     $   785    $   679
  Service revenue.......    1,294      1,323       1,685      1,932      2,012      1,663       1,696      1,640
                          -------     ------     -------    -------    -------    -------     -------    -------
          Total
            revenue.....    2,658      2,765       3,483      4,059      3,118      2,772       2,481      2,319
Costs of revenue:
  Product costs.........      272        296         412        435        499        410         373        260
  Service costs.........      428        444         621        846        897      1,015       1,042        684
                          -------     ------     -------    -------    -------    -------     -------    -------
          Total cost of
            revenue.....      700        740       1,033      1,281      1,396      1,425       1,415        944
                          -------     ------     -------    -------    -------    -------     -------    -------
Gross profit............    1,958      2,025       2,450      2,778      1,722      1,347       1,066      1,375
Operating expenses:
  Research and
     development........      398        401         612        801        898        937         877      1,011
  Sales and marketing...    1,027      1,244       1,724      2,810      3,412      4,151       3,358      2,154
  General and
     administrative.....      803        574         743      1,041      1,066      1,484       1,497      1,553
                          -------     ------     -------    -------    -------    -------     -------    -------
  Restructuring.........       --         --          --         --         --         --          --        310
  Non-cash
     compensation.......       --         --         153         35         --         --          --         --
                          -------     ------     -------    -------    -------    -------     -------    -------
          Total
            operating
            expenses....    2,228      2,219       3,232      4,687      5,376      6,572       5,732      5,028
                          -------     ------     -------    -------    -------    -------     -------    -------
Operating loss..........     (270)      (194)       (782)    (1,909)    (3,654)    (5,225)     (4,666)    (3,653)
Increase in redeemable
  stock purchase
  warrants..............     (734)        --        (856)        --         --         --          --         --
Other income
  (expense).............      (41)       (37)        (89)       503        518        510         493        453
                          -------     ------     -------    -------    -------    -------     -------    -------
          Net loss......  $(1,045)    $ (231)    $(1,727)   $(1,406)   $(3,136)   $(4,715)    $(4,173)   $(3,200)
                          =======     ======     =======    =======    =======    =======     =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations from cash generated from operations and the issuance of long-term debt. In October 1999, we completed our initial public offering that provided us approximately $43 million in net cash proceeds. We had cash and cash equivalents of $28.3 million at December 31, 2000 and $42.8 million at December 31, 1999.

     Cash used in operating activities during 2000 and 1999 was $13.3 million and $1.77 million, respectively. This increase reflects the net impact of the increase in our net loss, which was offset by decreases in accounts receivable, accounts payable and accrued expenses, and in deferred revenue.

     Our investing activities primarily include expenditures for fixed assets in support of our product development activities and infrastructure. Net cash used in investing activities increased to $1.8 million in

2000, compared to $1.0 in 1999. This increase resulted from an increase in fixed assets purchased during our expansion.

     Net cash provided by financing activities was $594,000 in 2000, compared to $45.5 million in 1999. This change was due primarily to our initial public offering that provided $43.0 million in cash proceeds in October 1999. In 2000, funds provided by financing activity primarily resulted from proceeds from the exercise of options which vested during the year. Other significant events in 1999 were the sale of Series A redeemable convertible preferred stock for $6.0 million, the redemption of common stock for $4.0 million, the repayment of the loan from Sirrom Investments, Inc. for $1.0 million, and the sale of common stock for $500,000.

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

     We believe that our existing liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect income from operations and the remaining proceeds from the IPO to provide sufficient liquidity and capital resources, and we are not aware of any events that may cause our liquidity to increase or decrease in a material way. To the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

     On January 10, 2001, we announced we had retained the investment banking firm of Robinson-Humphrey Company LLC to explore a range of strategic alternatives to enhance shareholder value, including a possible sale of our company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to a number of market risks in the ordinary course of our business, such as foreign currency exchange risk resulting from our international operations. These risks arise in the normal course of business rather than from trading. In addition, some of our traded assets are exposed to market risks such as interest rate fluctuations. Our management has examined our exposures to all of these risks and has concluded that none of our exposures in these areas is material to fair values, cash flows, or earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements are submitted as a separate section of this Report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     A list of our directors and executive officers and their biographies is included in this Annual Report on page 12. There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and 10% shareholders, we believe that all applicable Section 16(a) filing requirements were met during 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the years ended December 31, 2000, 1999, and 1998, the total compensation paid to or accrued by our Chief Executive Officer and the four other executive officers with the next highest total annual salary and bonus that exceeded $100,000 in 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                         ------------
                                                                          NUMBER OF
                                               ANNUAL COMPENSATION        SECURITIES          ALL
                                            --------------------------    UNDERLYING         OTHER
NAME AND PRINCIPAL POSITION                 YEAR    SALARY    BONUS(1)     OPTIONS      COMPENSATION(2)
---------------------------                 ----   --------   --------   ------------   ---------------
Richard L. Mauro..........................  2000   $205,000   $79,912           --              --
  Chief Executive Officer and President     1999    180,000    63,750       75,000              --
                                            1998    180,000    70,200           --              --
James A. Kranzusch(3).....................  2000    166,141    52,390       45,000              --
  Senior Vice President & General Manager/  1999    162,960    23,065       45,000              --
  Call Accounting Division                  1998     96,846    18,644      180,000              --
Vijay Balakrishnan(4).....................  2000    168,125    43,927       50,000              --
  Senior Vice President -- Internet
     Marketing                              1999     52,567    24,138      200,000              --
                                            1998         --        --           --              --
Janet Van Pelt(5).........................  2000    110,048    63,150      210,000              --
  Senior Vice President, Finance &          1999         --        --           --              --
  Operations, Chief Financial               1998         --        --           --              --
  Officer and Treasurer
Douglas B. Spencer(6).....................  2000    113,077    21,467      110,000              --
  Vice President -- Internet Technology     1999         --        --           --              --
                                            1998         --        --           --              --

---------------

(1) Bonuses represent amounts earned in the applicable year, irrespective of whether such bonuses are paid prior to the end of such year.
(2) In accordance with the rules of the Securities and Exchange Commission, other compensation received in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.
(3) Salaries for Mr. Kranzusch, who joined the Company in March 1998, include commissions.
(4) Mr. Balakrishnan joined the Company in September 1999.
(5) Ms. Van Pelt joined the Company in May 2000.
(6) Mr. Spencer joined the Company in March 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all individual grants of stock options during the year ended December 31, 2000, to each of the Named Executive Officers.

                                             INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                           ------------------------------------------------------      VALUE AT ASSUMED
                           NUMBER OF     PERCENT OF                                  ANNUAL RATES OF STOCK
                           SECURITIES   TOTAL OPTIONS                                 PRICE APPRECIATION
                           UNDERLYING    GRANTED TO     EXERCISE OR                   FOR OPTION TERM(2)
                            OPTIONS     EMPLOYEES IN     BASE PRICE    EXPIRATION   -----------------------
NAME                        GRANTED      FISCAL YEAR    PER SHARE(1)      DATE          5%          10%
----                       ----------   -------------   ------------   ----------   ----------   ----------
James A. Kranzusch.......    45,000          2.6%          $0.53       12/21/2010   $  315,576   $  418,907
Vijay Balakrishnan.......    50,000          2.9            3.13        5/23/2010    2,063,560    2,739,245
Janet Van Pelt...........   160,000          9.2            3.13        5/23/2010    6,603,394    8,765,584
                             50,000          2.9            0.53       12/21/2010      350,640      465,452
Douglas B. Spencer.......    75,000          4.3            3.13        5/23/2010    3,095,341    4,108,867
                             35,000          2.0            0.53       12/21/2010      245,448      325,817

---------------

(1) All options were granted with exercise prices equal to or in excess of the fair market value of the common stock on the date of grant as determined by the Board of Directors.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on the fair market value per share on the date of grant and assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are mandated by the rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of our stock price. The potential realizable value computation is net of the applicable exercise price, but does not take into account federal or state income tax consequences and other expenses of option exercises or sales of appreciated stock. Actual gains, if any, are dependent upon the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation in this table can be achieved. This table does not take into account any appreciation in the price of our common stock to date.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

     The following table summarizes the number of shares and value realized by each of the Named Executive Officers upon the exercise of options and the value of the in-the-money options held by the Named Executive Officers at December 31, 2000:

                                                                    NUMBER OF                     VALUE OF
                                                              SECURITIES UNDERLYING              UNEXERCISED
                                                               UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                 SHARES                        AT FISCAL YEAR-END           AT FISCAL YEAR-END(2)
                                ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                           ON EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                           -----------   -----------   -----------   -------------   -----------   -------------
Richard L. Mauro.............      --            --          730,955         50,000          --           $1,418
James A. Kranzusch...........      --            --          186,444         75,000          --               --
Vijay Balakrishnan...........      --            --          100,667        149,333          --               --
Janet Van Pelt...............      --            --               --        210,000          --            1,575
Douglas B. Spencer...........      --            --               --        110,000          --               --

---------------

(1) None of the Named Executive Officers exercised options in 2000.
(2) Based on the fair market value of our common stock as of December 31, 2000 of $0.56 per share as reported on the Nasdaq Stock Market, less the exercise price payable upon exercise of such options, in accordance with SEC regulations. As of March 23, 2001, the fair market value of our common stock was $0.9375 per share as reported on the Nasdaq Stock Market.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Mauro, Kranzusch, Balakrishnan, Spencer, and Nichols and Ms. Van Pelt have signed employment agreements with us that seek to protect our trade secrets, confidential information and work product. The employment agreement of Mr. Mauro restricts his ability to compete with us or to solicit our customers or employees during his employment with us and for a period of two years thereafter. The employment agreement of Mr. Mauro also provides that we make severance payments to Mr. Mauro in the event of certain changes in control of our company or changes in his title or position. The employment agreements of Ms. Van Pelt and Messrs. Kranzusch, Balakrishnan, Spencer, and Nichols restrict their ability to compete with us or to solicit our customers or employees during their employment with us and for a period of one year thereafter. In addition, the employment agreements of Ms. Van Pelt and Messrs. Kranzusch, Balakrishnan, Spencer, and Nichols require us to pay separation payments based upon each person's respective length of service in the event they are terminated without cause.

     All of our other principal employees are also required to sign an agreement with us restricting the ability of the employee to compete with us or to solicit our customers or employees during his or her employment and for a period of one year thereafter. The agreement provides for our ownership of the work product of the employee, an assignment to us of intellectual property, and a prohibition from the disclosure of our trade secrets and confidential information.

STOCK OPTION PLANS

     Stock Incentive Plan. Our Stock Incentive Plan became effective on December 29, 1994. The purpose of the plan is to provide incentives for our key employees, officers, consultants and directors and to promote our success, thereby benefiting shareholders and aligning the economic interests of the participants with those of the shareholders. The plan is administered by the Compensation Committee of the Board of Directors, which determines eligible participants, performance goals, measurement criteria, performance ratings and amount and timing of payments. At December 31, 2000, options to purchase 2,350,702 shares of our common stock were outstanding under the plan. Effective November 22, 1999 the Board of Directors approved the cancellation of the then remaining shares available for grant under this plan.

     Stock Incentive Plan. Our 1999 Stock Incentive Plan was approved by our shareholders on June 14, 1999. The 1999 Stock Incentive Plan was adopted to provide incentives for key employees, officers, consultants and directors to promote our success. Awards granted under the 1999 Stock Incentive Plan may be either restricted stock or options intended to qualify as "incentive stock options" or nonqualified stock options. The aggregate number of shares of our common stock reserved for issuance under the 1999 Stock Incentive Plan at December 31, 2000 was 2,055,384 shares. On January 1, 2001, the number of shares of common stock available for issuance under the 1999 Stock Incentive Plan was automatically increased 397,924 shares to 2,453,308 shares pursuant to a provision of the plan that annually adjusts the number of shares reserved by a number of shares equal to 5% of the total number of shares of our common stock outstanding on the last day of the preceding fiscal year, unless the Board of Directors determines to limit or forgo this increase.

     As of December 31, 2000, 4,378,652 shares of our common stock were subject to outstanding options under our stock incentive plans at a weighted average exercise price of $3.00 per share.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Our Amended and Restated Articles of Incorporation provide that the liability of our directors for monetary damages shall be limited to the fullest extent permissible under Georgia law and that we may indemnify our officers, employees, and agents to the fullest extent permitted under Georgia law.

     Our Amended and Restated Bylaws provide that we must indemnify our directors against all liabilities to the fullest extent permitted under Georgia law and that we must advance all reasonable expenses incurred in a proceeding where the director was either a party or a witness because he or she was a director. In addition, we have entered into indemnification agreements with our directors and certain of our officers providing indemnification to the fullest extent permitted by applicable law and also setting forth procedures, including the advancement of expenses, that apply in the event of a claim for indemnification.

     We currently maintain a directors' and officers' liability insurance policy in the amount of $10 million. Our Articles of Incorporation provide that the liability of the directors to the shareholders for monetary damages shall be limited to the fullest extent permissible under Georgia law. This limitation of liability does not affect the availability of injunctive relief or other equitable remedies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following non-employee directors were the members of the Compensation Committee of the Board of Directors during all or part of 2000: J. Lawrence Bradner, David H. Couchman and James C. Davis. Mr. Bradner served on the committee until June, 2000. Mr. Couchman has served on the committee since June, 2000.

     Mr. Couchman is the founder of our Company and is a major shareholder. Mr. Couchman's compensation from us is based on his service as Chairman of the Board of Directors. As a non-employee Board member, Mr. Couchman receives quarterly payments of $2,500.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

GENERAL

     The Compensation Committee of the Company's Board of Directors has furnished the following report on Executive Compensation in accordance with the rules and regulations of the Securities and Exchange Commission. This report outlines the duties of the Committee with respect to executive compensation, the various components of the Company's compensation program for executive officers and other key employees, and the basis on which the 2000 compensation was determined for the executive officers of the Company, with particular detail given to the 2000 compensation for the Company's Chief Executive Officer.

COMPENSATION OF EXECUTIVE OFFICERS GENERALLY

     The Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing compensation levels for the executive officers of the Company, including the annual bonus plan for executive officers and for administering the Company's stock option plans. The Committee is comprised of two non-employee directors: Messrs. Couchman and Davis. The Committee's overall objective is to establish a compensation policy that will (i) attract, retain, and reward executives who contribute to achieving the Company's business objectives, (ii) motivate executives to obtain these objectives; and (iii) align the interests of executives with those of the Company's long-term investors. The Company compensates executive officers with a combination of salary and incentives designed to focus their efforts on maximizing both the near-term and long-term financial performance of the Company. In addition, the Company's compensation program rewards individual performance that furthers Company goals. The executive compensation program includes the following (i) base salary; (ii) incentive bonuses; (iii) long-term equity incentive awards in the form of stock option grants; and (iv) other benefits. Each executive officer's compensation package is designed to provide an appropriately weighted mix of these elements, which cumulatively provide a level of compensation roughly equivalent to that paid by companies of similar size and complexity.

     Base Salary. Base Salary levels for each of the Company's executive officers, including the Chief Executive Officer, are generally set within a range of base salaries that the Committee believes are paid to similar executive officers at companies deemed comparable based on the similarity in revenue level, industry segment, and competitive employment market to the Company. In addition, the Committee generally takes into account the Company's past financial performance and future expectations, as well as the performance of the executives and changes in the executives' responsibilities.

     Incentive Bonuses. The Committee recommends the payment of bonuses to provide an incentive to executive officers to be productive over the course of each fiscal year. These bonuses are awarded only if the Company achieves or exceeds certain corporate performance objectives. The incentive bonus to each executive officer is based on the individual executive's performance as it relates to the Company's performance.

     Equity Incentives. Stock options are used by the Company for payment of long-term compensation to provide a stock-based incentive to improve the Company's financial performance and to assist in the recruitment, retention and motivation of professional, managerial and other personnel. Generally, stock options are granted to executive officers from time to time based primarily upon the individual's actual and/or potential contributions to the Company and the Company's financial performance. Stock options are designed to align the interests of the Company's executive officers with those of its shareholders by encouraging executive officers to enhance the value of the Company, the price of the common stock, and hence, the shareholder's return. In addition, the vesting of stock options over a period of time is designed to create an incentive for the individual to remain with the Company. The Company has granted options to the executives on an ongoing basis to provide continuing incentives to the executives to meet future performance goals and to remain with the Company. During the fiscal year ended December 31, 2000, options to purchase an aggregate of 415,000 shares of common stock were granted to the Company's executive officers.

     Other Benefits. Benefits offered to the Company's executive officers are provided to serve as a safety net of protection against the financial catastrophes that can result from illness, disability, or death. Benefits offered to the Company's executive officers are substantially the same as those offered to all of the Company's regular employees.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The Committee annually reviews the performance and compensation of the Chief Executive Officer based on the assessment of his past performance and its expectation of his future contributions to the Company's performance. Richard L. Mauro has served as our Chief Executive Officer since 1996. In 2000, Mr. Mauro's base salary was set at $205,000, which the Committee believes was reasonable.

POLICY WITH RESPECT TO QUALIFYING COMPENSATION FOR DEDUCTIBILITY

     Section 162(m) of the Internal Revenue Code imposes a limit on tax deductions for annual compensation (other than performance-based compensation) in excess of one million dollars paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers of a corporation. The Company has not established a policy with regard to Section 162(m) of the Code, since the Company has not and does not currently anticipate paying cash compensation in excess of one million dollars per annum to any employee. None of the compensation paid by the Company in 2000 was subject to the limitations on deductibility. The Board of Directors will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

                                          Compensation Committee

                                          David H. Couchman
                                          James C. Davis

STOCK PERFORMANCE GRAPH

     The following line-graph provides a comparison of the cumulative total shareholder return on our common stock for the period from the date of our initial public offering in September 1999 through December 31, 2000, against the cumulative shareholder return during such period achieved by The Russell 2000 Index and the S&P Computer & Services index. The graph assumes that $100 was invested on September 29, 1999 in our common stock and on September 30, 1999 in each of the comparison indices, and assumes reinvestment of dividends.

                                                                                                             S & P COMPUTERS
                                                      TELEMATE.NET                                             (SOFTWARE &
                                                     SOFTWARE, INC.               RUSSELL 2000                  SERVICES)
                                                     --------------               ------------               ---------------
9/29/1999                                                100.00                      100.00                      100.00
12/31/1999                                               116.07                      118.44                      141.24
12/31/2000                                                 4.02                      114.87                       66.74

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2001 by: (a) each person named in the Summary Compensation Table under the heading "Executive Compensation"; (b) each of our directors; (c) each person known to us to be a "beneficial owner" of more than 5% of the outstanding shares of our common stock; and (d) all of our executive officers and directors as a group. Except as set forth herein, the street address of the named beneficial owner is c/o Telemate.Net Software, Inc., 4250 Perimeter Park South, Suite 200, Atlanta, Georgia 30341.

                                                                    COMMON STOCK
                                                                BENEFICIALLY OWNED(1)
                                                              -------------------------
                                                               NUMBER OF
                                                               SHARES OF     PERCENTAGE
NAME OF BENEFICIAL OWNER                                      COMMON STOCK    OF CLASS
------------------------                                      ------------   ----------
David H. Couchman(2)........................................   1,981,168        24.7%
Melanie Noble-Couchman(3)...................................   1,981,168        24.7
Richard L. Mauro(4).........................................     884,450        10.1
James A. Kranzusch(5).......................................     195,000         2.4
Vijay Balakrishnan(6).......................................     100,667         1.2
Janet Van Pelt..............................................          --        *
Douglas Spencer.............................................         300        *
Murali Anantharaman(7)......................................     465,000         5.8
James C. Davis(8)...........................................     160,000         2.0
J. Lawrence Bradner(9)......................................      15,000        *
Raphael McAbee-Reher(10)....................................     430,000         5.3
LiveOak Equity Partners, L.P.(11)...........................     465,000         5.8
Noro-Moseley Partners IV, L.P.(12)..........................     450,000         5.6
Noro-Moseley Partners IV-B, L.P.(13)........................     450,000         5.6
All executive officers and directors as a group (10
  persons)..................................................   3,808,383        42.0

---------------

  *  Less than 1% of the outstanding common stock.
 (1) For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes (a) 7,995,086 shares outstanding as of March 23, 2001 and (b) shares issuable by us pursuant to options held by the respective person or group which may be exercised within 60 days following March 23, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares. Presently exercisable options are considered to be outstanding and to be beneficially owned by the person or group holding such options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
 (2) Includes 144,488 shares held by Melanie Noble-Couchman, Mr. Couchman's spouse, 59,450 shares held in a joint account with Ms. Noble-Couchman, 528,000 shares held by The Melanie J. Noble-Couchman Family Trust and 528,000 shares held by The David Hall Couchman Family Trust, with respect to each of which Mr. Couchman disclaims beneficial ownership. Also includes 15,000 shares issuable upon the exercise of presently exercisable options.
 (3) Includes 706,230 shares held by David H. Couchman, Ms. Noble-Couchman's spouse, 15,000 shares issuable upon the exercise of presently exercisable options held by Mr. Couchman, 59,450 held in a joint account with Mr. Couchman, 528,000 shares held by The Melanie J. Noble-Couchman Family Trust and 528,000 shares held by The David Hall Couchman Family Trust, with respect to each of which Ms. Noble-Couchman disclaims beneficial ownership.
 (4) Includes 1,500 shares held by The Andrew Mauro Minors Trust, as to which Mr. Mauro disclaims beneficial ownership. Also includes 730,955 shares issuable upon the exercise of presently exercisable options.

 (5) Includes 186,444 shares issuable upon the exercise of presently exercisable options.
 (6) Includes 100,667 shares issuable upon the exercise of presently exercisable options.
 (7) Includes 450,000 shares held by LiveOak Equity Partners, of which Mr. Anantharaman is a general partner. Also includes 15,000 shares issuable upon the exercise of presently exercisable options held by LiveOak Equity Partners.
 (8) Includes 15,000 shares issuable upon the exercise of presently exercisable options.
 (9) Includes 15,000 shares issuable upon the exercise of presently exercisable options.
(10) Includes 170,445 shares issuable upon the exercise of presently exercisable options.
(11) Also includes 15,000 shares issuable upon the exercise of presently exercisable options. The mailing address for LiveOak Equity Partners, L.P. is 2500 North Winds Parkway, Suite 325, Alpharetta, Georgia 30004.
(12) Includes 75,000 shares held by Noro-Moseley Partners IV-B, an entity affiliated with Noro-Moseley Partners IV. The mailing address for Noro-Moseley Partners is 4200 Northside Parkway, NW, Nine North Parkway Square, Atlanta, Georgia 30327.
(13) Includes 375,000 shares held by Noro-Moseley Partners IV, an entity affiliated with Noro-Moseley Partners IV-B.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There are no reportable relationships or transactions required to be reported under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial Statements

     The financial statements are submitted as a separate section of this report, beginning on page F-1.

     2. Financial Statement Schedule

(b) Reports on Form 8-K.

     None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 3.1      --  Amended and Restated Articles of Incorporation of
              Telemate.Net Software, Inc. (incorporated by reference to
              Exhibit 3.1 to the Company's Registration Statement on Form
              S-1 (File No. 33-81443))
 3.2      --  Amended and Restated Bylaws of Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 3.3 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
 4.1      --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
              Restated Articles of Incorporation and Amended and Restated
              Bylaws of the Registrant defining rights of the holders of common stock of Telemate.Net Software, Inc.
 4.2      --  Specimen Stock Certificate (incorporated by reference to
              Exhibit 4.2 to the Company's Registration Statement on Form
              S-1 (File No. 33-81443))
10.1      --  Lease Agreement, dated January 28, 1992, between KGE
              Associates, LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.2      --  First Amendment to Lease, dated June 11, 1993, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.3 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.3      --  Second Amendment to Lease, dated June 22, 1994, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.4      --  Third Amendment to Lease, dated March 30, 1995, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.5 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.5      --  Fourth Amendment to Lease, dated June 14, 1996, between KGE
              Associates, LP and LP and Telemate Software, Inc.
              (incorporated by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.6      --  Fifth Amendment to Lease, dated July 26, 1996, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.7      --  Sixth Amendment to Lease, dated August 2, 1996, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.8      --  Seventh Amendment to Lease, dated July 16, 1998, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.9      --  Eighth Amendment to Lease, dated November 9, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.15 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))
10.10     --  Ninth Amendment to Lease, dated November 10, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.16 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))
10.11     --  Tenth Amendment to Lease, dated November 15, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.17 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))
10.12     --  Eleventh Amendment to Lease, dated May 24, 2000 between
              Telemate.Net Software, Inc. and KGE Associates, LP and
              Telemate.Net Software, Inc.
10.13     --  Amended and Restated Employment Agreement of Richard L.
              Mauro dated March 2, 2001
10.14     --  Form of Executive Employment Agreements
10.15     --  Telemate Software, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.16     --  Telemate.Net Software, Inc. 1999 Stock Incentive Plan
              (incorporated by reference to Exhibit 10.13 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.17     --  Amendment to Telemate.Net Software, Inc. 1999 Stock
              Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File
              No. 33-81443))
10.18     --  Second Amendment to Telemate.Net Software, Inc. 1999 Stock
              Incentive Plan
10.19     --  Telemate.Net Software, Inc. Employee Stock Purchase Plan
              (incorporated by reference to Exhibit 10.18 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
23.1      --  Consent of KPMG LLP
24.1      --  Powers of Attorney (included on signature page)
99.1      --  Safe Harbor Compliance Statement for Forward-Looking
              Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.

                                          TELEMATE.NET SOFTWARE, INC.

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

               /s/ RICHARD L. MAURO                  Chief Executive Officer & President  April 2, 2001
---------------------------------------------------    (Principal Executive Officer)
                 Richard L. Mauro

                /s/ JANET VAN PELT                   Senior Vice President, Finance &     April 2, 2001
---------------------------------------------------    Operations, Chief Financial
                  Janet Van Pelt                       Officer & Treasurer (Principal
                                                       Financial Officer)

               /s/ DAVID H. COUCHMAN                 Chairman of the Board of Directors   April 2, 2001
---------------------------------------------------
                 David H. Couchman

                /s/ JAMES C. DAVIS                   Director                             April 2, 2001
---------------------------------------------------
                  James C. Davis

              /s/ J. LAWRENCE BRADNER                Director                             April 2, 2001
---------------------------------------------------
                J. Lawrence Bradner

              /s/ MURALI ANANTHARAMAN                Director                             April 2, 2001
---------------------------------------------------
                Murali Anantharaman

                          TELEMATE.NET SOFTWARE, INC.

                              FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Telemate.Net Software, Inc.:

     We have audited the accompanying balance sheets of Telemate.Net Software, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telemate.Net Software, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
February 6, 2001

                          TELEMATE.NET SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 28,263    $ 42,755
  Trade accounts receivable, net of allowances of $500
     and $300 for 2000 and 1999, respectively...............     2,264       3,467
  Prepaid expenses and other current assets.................       511         518
                                                              --------    --------
          Total current assets..............................    31,038      46,740
Property and equipment, net.................................     2,215       1,474
Other assets................................................        75          60
                                                              --------    --------
                                                              $ 33,328    $ 48,274
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    615    $  1,212
  Accrued expenses and other liabilities....................     2,089       1,705
  Deferred revenue..........................................     2,933       3,041
                                                              --------    --------
          Total liabilities.................................     5,637       5,958
                                                              --------    --------
Shareholders' equity:
  Preferred stock, $.01 par value; 19,700,000 authorized
     and undesignated, none issued..........................        --          --
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,958,486 and 7,359,962 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        80          73
  Additional paid-in capital................................    53,123      52,537
  Accumulated deficit.......................................   (25,491)    (10,267)
  Notes receivable and accrued interest from shareholders...       (21)        (27)
                                                              --------    --------
          Total shareholders' equity........................    27,691      42,316
Commitments and contingencies                                 $ 33,328    $ 48,274
                                                              ========    ========

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenue:
  Product sales............................................  $    3,679   $    6,731   $    5,450
  Service revenue..........................................       7,011        6,234        4,932
                                                             ----------   ----------   ----------
          Total revenue....................................      10,690       12,965       10,382
                                                             ----------   ----------   ----------
Cost of revenue:
  Product costs............................................       1,542        1,415          958
  Service costs............................................       3,638        2,339        1,502
                                                             ----------   ----------   ----------
          Total cost of revenue............................       5,180        3,754        2,460
                                                             ----------   ----------   ----------
          Gross profit.....................................       5,510        9,211        7,922
                                                             ----------   ----------   ----------
Operating expenses:
  Research and development.................................       3,723        2,212        1,929
  Sales and marketing......................................      13,075        6,805        4,804
  General and administrative...............................       5,600        3,349        2,388
  Restructuring............................................         310           --           --
                                                             ----------   ----------   ----------
          Total operating expenses.........................      22,708       12,366        9,121
                                                             ----------   ----------   ----------
          Operating loss...................................     (17,198)      (3,155)      (1,199)
                                                             ----------   ----------   ----------
Interest income (expense):
  Increase in redeemable stock purchase warrant............          --       (1,590)          --
  Other interest expense...................................          --         (198)        (142)
  Interest income..........................................       1,974          534           35
                                                             ----------   ----------   ----------
          Total interest income (expense)..................       1,974       (1,254)        (107)
                                                             ----------   ----------   ----------
          Net loss before income taxes.....................     (15,224)      (4,409)      (1,306)
Income taxes...............................................          --           --           --
                                                             ----------   ----------   ----------
          Net loss.........................................  $  (15,224)  $   (4,409)  $   (1,306)
                                                             ==========   ==========   ==========
Basic and diluted net loss per share.......................  $    (1.96)  $    (1.07)  $    (0.40)
                                                             ==========   ==========   ==========
Basic and diluted weighted-average shares outstanding......   7,750,614    4,102,999    3,261,813
                                                             ==========   ==========   ==========

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        NOTE
                                                                                     RECEIVABLE         TOTAL
                                       COMMON STOCK      ADDITIONAL                  AND ACCRUED    SHAREHOLDERS'
                                    ------------------    PAID-IN     ACCUMULATED   INTEREST FROM      EQUITY
                                     SHARES     AMOUNT    CAPITAL       DEFICIT     SHAREHOLDERS      (DEFICIT)
                                    ---------   ------   ----------   -----------   -------------   -------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31, 1997......  3,261,813    $33      $   170      $   (585)        $(361)        $   (743)
Grant of compensatory stock
  options.........................         --     --            6            --            --                6
Accrued interest on shareholder
  notes...........................         --     --           --            --           (22)             (22)
Net loss..........................         --     --           --        (1,306)           --           (1,306)
                                    ---------    ---      -------      --------         -----         --------
Balance at December 31, 1998......  3,261,813     33          176        (1,891)         (383)          (2,065)
Issuance of common stock for
  software product................     30,000     --          306            --            --              306
Effects of change from S
  corporation to C corporation for
  income taxes:
  Distributions...................         --     --           --          (269)          264               (5)
  Reclassification of accumulated
    deficit to additional paid-in
    capital.......................         --     --         (296)          296            --               --
Purchase and retirement of common
  stock...........................   (600,000)    (6)          --        (3,994)           --           (4,000)
Sale of common stock..............     75,000      1          499            --            --              500
Conversion of Series A redeemable
  convertible preferred stock to
  common stock....................    900,000      9        5,941            --            --            5,950
Rescission of put feature on
  redeemable stock purchase
  warrant and issuance of common
  stock...........................    122,418      1        1,713            --            --            1,714
Stock option exercises............    121,731      1          106            --            --              107
Proceeds from initial public
  offering, net of costs..........  3,449,000     34       43,904            --            --           43,938
Grant of compensatory stock
  options.........................         --     --          188            --            --              188
Repayment of notes receivable from
  shareholders....................         --     --           --            --           109              109
Accrued interest on shareholder
  notes...........................         --     --           --            --           (17)             (17)
Net loss..........................         --     --           --        (4,409)           --           (4,409)
                                    ---------    ---      -------      --------         -----         --------
Balance at December 31, 1999......  7,359,962     73       52,537       (10,267)          (27)          42,316
Issuance of common stock under
  Employee Stock Purchase Plan....     53,656      1           82            --            --               83
Stock option exercises............    544,868      6          497            --            --              503
Compensatory stock options........         --     --            7            --            --                7
Repayment of notes receivable from
  shareholders....................         --     --           --            --             8                8
Accrued interest on shareholder
  notes...........................         --     --           --            --            (2)              (2)
Net loss..........................         --     --           --       (15,224)           --          (15,224)
                                    ---------    ---      -------      --------         -----         --------
Balance at December 31, 2000......  7,958,486    $80      $53,123      $(25,491)        $ (21)        $ 27,691
                                    =========    ===      =======      ========         =====         ========

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(15,224)   $(4,409)   $(1,306)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,017        467        353
     Provision for bad debts, returns and allowances........       718        525        404
     Compensation on stock options..........................         7        188          6
     Interest earned on shareholder notes...................        (2)       (17)       (22)
     Amortization of discount on redeemable stock purchase
       warrants.............................................        --         91         33
     Accretion of common stock put warrants.................        --      1,590         --
     Changes in operating assets and liabilities:
       Trade accounts receivable............................       485     (2,183)      (643)
       Prepaid expenses and other current assets............         7       (391)        77
       Other assets.........................................       (15)        43         24
       Accounts payable, accrued expenses, and other
          liabilities.......................................      (213)     1,679         54
       Deferred revenue.....................................      (108)       651        249
                                                              --------    -------    -------
          Net cash used in operating activities.............   (13,328)    (1,766)      (771)
                                                              --------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,758)    (1,044)      (306)
                                                              --------    -------    -------
Cash flows from financing activities:
  Proceeds (payments) from/on credit facility...............        --        (80)        80
  Proceeds (payments) from/on issuance of long-term debt,
     net....................................................        --     (1,000)       965
  Proceeds from issuance of common stock under Employee
     Stock Purchase Plan....................................        83         --         --
  Proceeds from the exercise of stock options...............       503        107         --
  Proceeds from issuance of common stock, net...............        --     44,438         --
  Proceeds from issuance of Series A redeemable convertible
     preferred stock, net...................................        --      5,950         --
  Purchase and retirement of common stock...................        --     (4,000)        --
  Payments received on notes receivable from shareholders...         8        109         --
  Shareholder distributions.................................        --         (5)        --
                                                              --------    -------    -------
          Net cash provided by financing activities.........       594     45,519      1,045
                                                              --------    -------    -------
          Net change in cash and cash equivalents...........   (14,492)    42,709        (32)
Cash and cash equivalents at beginning of year..............    42,755         46         78
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $ 28,263    $42,755    $    46
                                                              ========    =======    =======
Supplemental disclosure of cash paid for interest...........  $     --    $   106    $   110
                                                              ========    =======    =======
Supplemental disclosure of reduction of notes from
  shareholders in exchange for distributions................  $     --    $   264    $    --
                                                              ========    =======    =======

                See accompanying notes to financial statements.

                          TELEMATE.NET SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BUSINESS

     Telemate.Net Software, Inc. (the "Company") develops, markets and supports internet and voice network usage management software which allows customers to manage the use of their voice and data networks. Organizations utilize the Company's products to help improve employee productivity, enhance network security, and control and recover network costs.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(B) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

     Product revenue primarily consists of software license revenue. Hardware sales are also included in product revenue and represent less than 10% of total revenue.

     Revenues derived from software license fees and hardware are recognized upon shipment. Revenues derived from software maintenance and support services involve primarily annual contracts and are recognized ratably over the service period. Revenues related to professional services (installation and training) are recognized as services are provided.

     Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software maintenance and professional services billed in advance of revenue recognition.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using accelerated and straight-line methods over the shorter of the estimated useful life or lease term. The estimated useful lives of the assets are as follows:

Computer equipment and purchased software...................  3 -- 5 years
Furniture and office equipment..............................  5 -- 7 years
Leasehold improvements......................................       5 years

  Computation of Net Loss Per Share

     The Company has presented net loss per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

Accounting Bulletin No. 98. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the effective date of the initial public offering ("IPO"), are required to be included in the calculation of basic and diluted net income (loss) per share, as if they were outstanding for all periods presented. The Company has not had any such issuances or grants for nominal consideration.

     The Company has excluded all outstanding stock options (note 7) from the calculation of diluted net loss per share because the shares are antidilutive. As a result, basic and diluted net loss per share are identical for all periods presented.

  Research and Development and Software Development Costs

     Research and development costs are expensed as incurred. Costs incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

  Income Taxes

     Through June 16, 1999, the shareholders of the Company elected that the earnings of the Company be taxed under the S Corporation provisions of the Internal Revenue Code. As a result of this election, the Company had not provided for federal or state income tax expense or any deferred income taxes as earnings were passed through to, and the related income tax liabilities became the individual responsibility of, the shareholders of the Company.

     On June 16, 1999, the Company's S corporation status terminated upon closing of the Series A preferred stock sale (note 6(c)).

     Subsequent to June 16, 1999, income taxes were accounted for under the asset and liability method. In accordance with the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

  Stock Compensation Plan

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost for fixed plan accounting is recognized to the extent that the estimated fair value of the underlying stock exceeds the exercise price on the date of grant.

  Comprehensive Income

     No statement of comprehensive income has been included in the accompanying financial statements since the results would not differ from the accompanying statements of operations or shareholders' equity.

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

  Industry Segment

     Under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company operates and manages its business in one reportable segment, that being a software and services provider to the network usage management market.

  Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments approximates fair value due to their short-term nature.

  Recent Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of the variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. The Company does not anticipate there will be a material impact on the result of operations or financial position upon adoption of this standard.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation No. 44"), with an effective date of July 1, 2000. Interpretation No. 44 clarifies guidance for certain issues that arose in the application of APB No. 25. The adoption of Interpretation No. 44 did not have an impact on the Company's results of operations or financial position.

  Reclassification

     Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the presentation adopted in the 2000 financial statements.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                               2000     1999
                                                              ------   ------
Computer equipment and purchased software...................  $3,891   $2,619
Furniture and office equipment..............................     713      484
Leasehold improvements......................................     378      121
                                                              ------   ------
                                                               4,982    3,224
Less accumulated depreciation and amortization..............   2,767    1,750
                                                              ------   ------
                                                              $2,215   $1,474
                                                              ======   ======

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following at December 31:

                                                               2000     1999
                                                              ------   ------
Accrued bonuses.............................................  $  553   $  408
Personnel related accruals..................................     690      490
Other accruals..............................................     846      807
                                                              ------   ------
                                                              $2,089   $1,705
                                                              ======   ======

4. NOTE PAYABLE AND REDEEMABLE STOCK PURCHASE WARRANT

     In March 1998, the Company obtained $1 million from the issuance of a secured promissory note. The proceeds of the note provided working capital for the Company's continued product development activities. During September 1999, the outstanding balance was repaid.

     In connection with the note, the Company issued a warrant for the purchase of common stock at an exercise price of $.003 per share. The terms of the stock purchase warrant provide for the number of shares available for exercise to increase at certain future dates if the note payable remains outstanding. The lender exercised its warrants in September 1999 in a cashless exercise using 30 shares at the current market value at the date of exercise.

     The terms of the stock purchase warrant included many rights and privileges in favor of the lender, including but not limited to certain registration rights and put rights for cash for a period of 30 days immediately prior to the expiration thereof at a price equal to the fair market value of the common stock issuable to the holder upon exercise, as defined. In accordance with Emerging Issues Task Force No. 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company estimated the fair value of the warrant at the date of issuance. The Company anticipated repaying the indebtedness in February 2000; accordingly, the Company amortized the initial fair value of the warrant to the extent of 122,448 shares, or $123, over 23 months as additional interest cost. The Company adjusted the carrying value of the warrant to fair value with changes in fair value reported in interest expense. At the exercise date, the fair value was $14.00 per share, as determined by the Black-Scholes pricing model and, accordingly, the Company increased the redeemable stock purchase warrant carrying value and recorded a charge of $1,590 to interest expense.

5. NOTES RECEIVABLE FROM SHAREHOLDERS

     In 1997 and prior years, the Company issued shares of common stock for options that were exercised under the terms of the Company's Stock Incentive Plan. Upon exercise, the Company received cash and full recourse promissory notes payable to the Company secured by this common stock. The notes accrue interest at 110% of the applicable federal rate, as adjusted each January 1, and are due at various dates through 2007.

     In addition, funds were also advanced to certain shareholders in 1997 and prior years for various reasons. The shareholders signed promissory notes for the advanced funds. The notes bore interest at rates ranging from 6.00% to 7.11%. These notes were repaid in 1999.

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. SHAREHOLDERS' EQUITY

(A) AMENDMENT IN THE ARTICLES OF INCORPORATION

     Effective June 16, 1999, the articles of incorporation of the Company were amended whereby the amount of common stock authorized for issuance was increased from 10 million shares to 100 million shares. Additionally, the articles of incorporation were amended whereby 20 million shares of preferred stock with a par value of $.01 per share were authorized, part or all of which shares of preferred stock will be established and designated from time to time by the Board of Directors in such series and with such preferences, limitations, and relative rights as may be determined by the Board of Directors. Of the preferred shares authorized, Series A redeemable convertible preferred stock ("Preferred Stock") was established and had many rights and privileges, including, but not limited to, those included herein. The Series A Preferred Stock was automatically converted into three shares of common stock for each share of preferred upon the completion of the Company's public offering (note 6(d)).

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

     On June 16, 1999, the Company purchased and retired an aggregate of 600,000 shares of common stock from two principal shareholders, one of which is a member of the Company's Board of Directors, for $4,000,000.

     On June 21, 1999, the Company sold 75,000 shares of common stock to a board member for $500,000 in total proceeds. The purchaser has certain rights, including, but not limited to, registration rights and piggyback rights.

     On September 2, 1999, the Company consummated a three-for-one stock split in the form of a stock dividend. The information in the accompanying financial statements has been retroactively restated to reflect the effects of the stock split.

(C) SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 16, 1999, the Company issued 300,000 shares of Series A Preferred Stock for cash totaling $6,000,000 ($5,950,000 after expenses of $50,000). Upon the completion of the Company's initial public offering, the Preferred Stock automatically converted into three shares of common stock for each share of preferred stock.

     The holders of Preferred Stock were entitled to receive a 12% accruing dividend, compounded annually, payable only upon liquidation or redemption. Holders of the Preferred Stock were also entitled to participate equally (on an as-converted basis) in any cash dividends paid to any other class of equity securities of the Company. The Preferred Stock had voting rights, and the holders of the Preferred Stock were entitled to representation by two board members. The holders of Preferred Stock also had the right of first refusal for sale of additional shares.

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

7. STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

(A) STOCK OPTION PLANS

     In June 1999, the Board of Directors and Shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan"), ultimately authorizing 2,055,384 options to acquire common stock. The 1999 Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards to selected employees. The stock options vest and become exercisable over a period determined by the Board of Directors not to exceed 10 years after the date of grant.

     The Company also has a previously existing Stock Incentive Plan (the "Plan"), under which the Board of Directors was authorized to grant selected employees, including officers, options to purchase the Company's common stock. Options granted pursuant to the Plan are exercisable for shares of common stock at a price not less than 100% of the fair market value on the date of grant. The Plan provided for the grant of incentive stock options, nonqualified stock options, and restricted stock awards to selected employees. The stock options vest and become exercisable over a period determined by the Board of Directors not to exceed ten years after the date of grant.

     A summary of stock option activity under the 1999 Plan and the Stock Incentive Plan is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ---------
Options outstanding at December 31, 1997....................  2,712,687     $0.82
Granted.....................................................    674,025      0.96
Canceled....................................................   (458,025)     0.91
                                                              ---------
Options outstanding at December 31, 1998....................  2,928,687      0.84
Granted.....................................................  1,398,446      9.51
Canceled....................................................   (136,332)     2.11
Exercised...................................................   (121,731)     0.88
                                                              ---------
Options outstanding at December 31, 1999....................  4,069,070      3.77
Granted.....................................................  1,741,700      2.25
Canceled....................................................   (887,250)     6.33
Exercised...................................................   (544,868)     0.92
                                                              ---------
Options outstanding at December 31, 2000....................  4,378,652      3.00
                                                              ---------
Options available for grant at December 31, 2000............     27,434
                                                              =========

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                   OPTIONS EXERCISABLE
                                                                 -----------------------
                                   WEIGHTED-      WEIGHTED-                    WEIGHTED-
                                    AVERAGE        AVERAGE                      AVERAGE
     RANGE OF         NUMBER       REMAINING       EXERCISE        NUMBER      EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE           PRICE        EXERCISABLE     PRICE
------------------  -----------   -----------   --------------   -----------   ---------
$ 0.53 --  0.96      2,530,602    6.0 years       $    0.76       1,915,702     $ 0.80
$ 1.19 --  3.13      1,025,050    9.4 years            2.82          14,667       3.13
$ 6.67                 282,000    8.4 years            6.67          54,000       6.67
$11.50                 451,500    8.7 years           11.50         140,001      11.50
$14.00 -- 14.19         89,500    8.8 years           14.00          60,000      14.00
                     ---------                                    ---------
                     4,378,652    7.3 years            3.00       2,184,370       2.01
                     =========                                    =========

     The weighted-average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $2.25, $2.79, and $0.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 0% for the period of January 1, 1999 to October 1, 1999 and for the year ended December 31, 1998 and 75% for the period of October 1, 1999 to December 31, 1999 and for the year ended December 31, 2000; risk-free interest rate of 6.12%, 5.52%, and 5.25% for 2000, 1999, and 1998, respectively; and expected lives of six years.

     During 1999, the Company granted 31,482 options with an exercise price less than the market value per share at the date of grant. As a result, a compensation charge totaling approximately $167 will be expensed over the vesting period. These options vest over periods ranging from immediately to three years.

     The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no other compensation cost has been recognized for its stock option plan because the exercise price of the option equals or exceeds the fair value of the underlying stock at the date of the grant. Had compensation costs for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Net loss:
  As reported............................................  $(15,224)  $(4,409)  $(1,306)
  Pro forma..............................................   (16,300)   (5,590)   (1,433)
Basic and diluted net loss per common share:
  As reported............................................     (1.96)    (1.07)    (0.40)
  Pro forma..............................................     (2.10)    (1.36)    (0.43)

(B) EMPLOYEE STOCK PURCHASE PLAN

     In 2000, the Company adopted an Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock can be sold to employees. Under the terms of the plan, substantially all employees can choose each year to have up to 10% of their annual earnings withheld to purchase the Company's common stock. The purchase price of the stock is equal to 85% of the lower of the stock's

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

beginning or end of the quarter market price. At December 31, 2000, 53,656 shares had been purchased by and issued to employees under the Plan.

8. INCOME TAXES

     The Company did not record any income taxes through June 16, 1999 since it was operating as an S corporation. On June 16, 1999, the Company converted to a C corporation for income tax purposes and reclassified the accumulated deficit totaling approximately $296 on this date to additional paid-in capital which represented undistributed estimated losses during the S corporation period limited to the amount of paid-in capital.

     The following table reconciles the expected corporate federal income tax (computed by multiplying the Company's net loss before income taxes by 34%) to the Company's actual provision for income taxes:

                                                              YEAR ENDED    JUNE 17 THROUGH
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------   ---------------
Expected tax benefit.......................................    $(5,176)         $(1,054)
State benefit, net of federal tax..........................       (474)            (142)
Permanent differences......................................         13              299
Change in valuation allowance..............................      5,882              897
Other, net.................................................       (245)              --
                                                               -------          -------
                                                               $    --          $    --
                                                               =======          =======

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liability as of December 31, 2000 and 1999, are presented below:

                                                               2000      1999
                                                              -------   -------
Deferred income tax assets:
  Allowances and deferrals..................................  $   283   $   210
  Accrued bonuses and vacation pay..........................       96       160
  Research and development capitalization...................      134       368
  Depreciation..............................................      101        --
  Stock option grants.......................................       60        62
  Net operating loss carryforwards..........................    6,829       821
                                                              -------   -------
          Gross deferred income tax assets..................    7,503     1,621
  Valuation allowance.......................................   (7,503)   (1,621)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17,511 which are available to offset future federal taxable income, if any, through 2021.

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Following are the provisions for income taxes on an unaudited pro forma basis, using the asset and liability method, as if the Company had been a C corporation, fully subject to federal and state income taxes.

     The components of unaudited pro forma income taxes are as follows:

                                                              JANUARY 1
                                                               THROUGH     YEAR ENDED
                                                              JUNE 16,    DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Pro forma income taxes:
  Current:
     Federal................................................    $ (9)         $ 9
     State..................................................      (4)           4
                                                                ----          ---
          Total current.....................................     (13)          13
                                                                ----          ---
  Deferred:
     Federal................................................      --           --
     State..................................................      --           --
                                                                ----          ---
          Total deferred....................................      --           --
                                                                ----          ---
          Total pro forma income taxes......................    $(13)         $13
                                                                ====          ===

     The following table reconciles the expected corporate federal income taxes (computed by multiplying the Company's net loss before income taxes by 34%) to the Company's unaudited pro forma provision for (benefit from) income taxes:

                                                              JANUARY 1
                                                               THROUGH     YEAR ENDED
                                                              JUNE 16,    DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Expected pro forma provision for (benefit from) income
  taxes.....................................................    $(445)       $(444)
State income taxes, net of federal tax effect...............       (2)           2
Permanent differences.......................................      261           52
Change in valuation allowance...............................      192          486
Other, net..................................................      (19)         (83)
                                                                -----        -----
                                                                $ (13)       $  13
                                                                =====        =====

     Pro forma net loss is actual net loss adjusted for unaudited pro forma income tax expense (benefits) as follows:

                                                              JANUARY 1
                                                               THROUGH     YEAR ENDED
                                                              JUNE 16,    DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Unaudited pro forma net loss data:
  Pro forma provision for (benefit from) income taxes.......   $   (13)     $    13
                                                               =======      =======
  Pro forma net loss........................................   $(4,396)     $(1,319)
                                                               =======      =======
Unaudited pro forma basic and diluted net loss per share:...   $ (1.07)     $ (0.40)
                                                               =======      =======

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. COMMITMENTS

(A) LEASES

     In the ordinary course of business, the Company had entered into noncancelable operating lease agreements for its office facilities. Rental expense under the operating leases was $805, $418, and $324 for the years ended December 31, 2000, 1999, and 1998, respectively. The lease term for the office facility is through September 2003. Future minimum annual lease payments under the noncancelable operating lease agreements with remaining terms greater than one year are as follows:

                        YEARS ENDING
                        DECEMBER 31,
                        ------------
2001........................................................  $  714
2002........................................................     739
2003........................................................     497
                                                              ------
                                                              $1,950
                                                              ======

(B) EMPLOYEE BENEFIT PLAN

     Effective January 1, 1993, the Company adopted the Telemate Software 401(k) Savings and Investment Plan (the "401(k) Plan"). In order to participate in the 401(k) Plan, employees must be at least 21 years of age. The terms of the 401(k) Plan allow employees to contribute up to 20% of pretax compensation up to the maximum allowed under Internal Revenue Service ("IRS") regulations. The Company may make discretionary matching contributions up to the maximum allowed under IRS regulations. In addition, the Company may make a discretionary profit-sharing contribution to the 401(k) Plan. The discretionary matching and profit-sharing contributions vest at the rate of 20% per year. For the years ended December 31, 2000, 1999, and 1998, the Company made discretionary matching contributions of $122, $72, and $73, respectively, to the 401(k) Plan. The Company did not make any discretionary profit sharing contributions during 2000, 1999, or 1998.

10. MAJOR CUSTOMER

     In 1999 the Company entered into a sales agreement with a third-party contractor to provide software, hardware, and installation services for 51 different sites. This sales agreement comprised 10.5% and 13.9%, of 2000 and 1999 revenue, respectively. Accounts receivable from this customer totaled $289 and $710 at December 31, 2000 and 1999, respectively.

11. RESTRUCTURING COSTS

     On October 30, 2000, the Company entered into a plan of termination, whereby 34 employees either resigned or were terminated. As a result of the restructuring, the Company incurred expenses totaling $310, which was comprised mainly of severance pay, outplacement services, and legal fees. Approximately $11 in severance remained unpaid at December 31, 2000 which was included in the accompanying financial statements.

12. SUBSEQUENT EVENT

     In January 2001, the Company announced its retention of an investment banking firm to explore a range of strategic alternatives to enhance shareholder value, including a possible sale of the Company.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                     SCHEDULE II

                          TELEMATE.NET SOFTWARE, INC.
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

ACCOUNTS RECEIVABLE ALLOWANCES

                                                           ADDITIONS
                                            BALANCE AT      CHARGED     ADDITIONS                 BALANCE AT
                                           BEGINNING OF    TO COSTS     CHARGED TO                  END OF
YEAR ENDED                                     YEAR       AND EXPENSE    REVENUE     DEDUCTIONS      YEAR
----------                                 ------------   -----------   ----------   ----------   ----------
December 31, 1998........................    $ 60,000      $ 35,000      $368,501     $368,501     $ 95,000
December 31, 1999........................    $ 95,000      $245,000      $280,091     $320,091     $300,000
December 31, 2000........................    $300,000      $301,258      $416,607     $517,900     $499,965