Form 10-Q
period 2001-03-31
TELEMATE NET SOFTWARE INC
filed 2001-05-15
CIK 1088214

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                 TO
                                         ---------------    ---------------

                       COMMISSION FILE NUMBER: 000-26735

                          TELEMATE.NET SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                          GEORGIA                                                           58-1656726
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

           4250 PERIMETER PARK SOUTH, SUITE 200                                               30341
                    ATLANTA, GEORGIA                                                        (Zip Code)
        (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 936-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the issuer's class of capital stock as of May 11, 2001, the latest practicable date, is as follows: 9,205,743 shares of Common Stock, $0.01 par value.


===============================================================================

                          TELEMATE.NET SOFTWARE, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION


                                                                                                            Page
                                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS.

           Balance Sheets as of March 31, 2001 and December 31, 2000                                          3

           Statements of Operations for the three months ended March 31, 2001 and 2000                        4

           Statements of Cash Flows for the three months ended March 31, 2001 and 2000                        5

           Notes to Financial Statements                                                                      6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.             7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       13

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.                                                                                13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.                                                        13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                                                                  13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               13

ITEM 5.    OTHER INFORMATION.                                                                                13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                                 13

SIGNATURES.                                                                                                  14


                                   Form 10-Q

PART I
                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          TELEMATE.NET SOFTWARE, INC.
                                BALANCE SHEETS
              (unaudited and in the thousands, except share data)


                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 2001               2000
                                                                                               --------         ------------
                            ASSETS
Current assets:
           Cash and cash equivalents ...........................................               $ 25,573           $ 28,263
           Trade accounts receivable, net of allowance for
                  doubtful accounts and returns ................................                  1,727              2,264
           Prepaid expenses and other current assets ...........................                    967                511
                                                                                               --------           --------
               Total current assets ............................................                 28,267             31,038
Property and equipment, net ....................................................                  2,192              2,215
Other assets ...................................................................                     75                 75
                                                                                               --------           --------
                Total assets ...................................................               $ 30,534           $ 33,328
                                                                                               ========           ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Accounts payable ....................................................               $    979           $    615
           Accrued expenses and other liabilities ..............................                  1,958              2,089
           Deferred revenue ....................................................                  2,820              2,933
                                                                                               --------           --------
               Total liabilities ...............................................                  5,757              5,637
Shareholders' equity:
           Preferred stock, $.01 par value; 19,700,000 authorized
               and undesignated, none issued ...................................                     --                 --
           Common stock, $.01 par value; 100,000,000 shares authorized,
               8,001,086 shares issued and outstanding at March 31, 2001
               and 7,958,486 issued and outstanding at December 31, 2000 .......                     80                 80
           Additional paid-in capital ..........................................                 53,156             53,123
           Accumulated deficit .................................................                (28,438)           (25,491)
           Notes receivable and accrued interest from shareholders .............                    (21)               (21)
                                                                                               --------           --------
               Total shareholders' equity ......................................                 24,777             27,691
                                                                                               --------           --------
Commitments and contingencies
           Total liabilities and shareholders' equity ..........................               $ 30,534           $ 33,328
                                                                                               ========           ========

                 See accompanying notes to financial statements


                                   Form 10-Q

                       TELEMATE.NET SOFTWARE, INC
                       STATEMENTS OF OPERATIONS
                  (unaudited in thousands, except share data)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          -----------------------------
                                                                                             2001               2000
                                                                                          ----------         ----------
Revenue:
   Product revenue .............................................................          $      608         $    1,106
   Service revenue .............................................................               1,551              2,012
                                                                                          ----------         ----------
             Total revenue .....................................................               2,159              3,118
Cost of revenue:
   Product costs ...............................................................                 224                499
   Service costs ...............................................................                 631                897
                                                                                          ----------         ----------
             Total cost of revenue .............................................                 855              1,396
                                                                                          ----------         ----------
             Gross profit ......................................................               1,304              1,722
                                                                                          ----------         ----------

Operating expenses:
   Research and development ....................................................               1,119                898
   Sales and marketing .........................................................               2,103              3,412
   General and administrative ..................................................               1,385              1,066
                                                                                          ----------         ----------
             Total operating expenses ..........................................               4,607              5,376
                                                                                          ----------         ----------
             Operating loss ....................................................              (3,303)            (3,654)

Interest income ................................................................                 356                518
                                                                                          ----------         ----------
             Net loss before income taxes ......................................              (2,947)            (3,136)
Income taxes ...................................................................                  --                 --
                                                                                          ----------         ----------
             Net loss ..........................................................          $   (2,947)        $   (3,136)
                                                                                          ==========         ==========

Basic and diluted net loss per share ...........................................          $    (0.37)        $    (0.42)
                                                                                          ==========         ==========
Basic and diluted weighted-average shares outstanding ..........................           7,968,619          7,495,425
                                                                                          ==========         ==========

                 See accompanying notes to financial statements


                                   Form 10-Q

                          TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)


                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               ---------------------------
                                                                                                 2001              2000
                                                                                               --------           --------

Cash flows from operating activities:
      Net loss .................................................................               $ (2,947)          $ (3,136)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization ....................................                    262                179
              Provision for bad debts, returns, and allowances..................                     18                 50
              Compensation on stock options ....................................                      2                  1
              Interest earned on shareholder notes .............................                     --                 (1)
              Changes in operating assets and liabilities:
                   Trade accounts receivables ..................................                    519               (413)
                   Prepaid expenses and other current assets ...................                   (456)              (136)
                   Other assets ................................................                     --                (15)
                   Accounts payable, accrued expenses, and other liabilities....                    233               (468)
                   Deferred revenue ............................................                   (113)               284
                                                                                               --------           --------
                        Net cash used in operating activities ..................                 (2,482)            (3,655)
                                                                                               --------           --------

Cash flows from investing activities:
      Purchases of property and equipment ......................................                   (239)              (878)
                                                                                               --------           --------

                        Net cash used in investing activities ..................                   (239)              (878)
                                                                                               --------           --------

Cash flows from financing activities:
      Proceeds from the issuance of common stock................................                     17                 --
      Proceeds from the exercise of stock options ..............................                     14                237
      Payments received on notes receivable from shareholders...................                     --                  8
                                                                                               --------           --------
                         Net cash provided by financing activities..............                     31                245
                                                                                               --------           --------

      Net decrease in cash and cash equivalents ................................                 (2,690)            (4,288)

Cash and cash equivalents at beginning of period ...............................                 28,263             42,755
                                                                                               --------           --------

Cash and cash equivalents at end of period .....................................               $ 25,573           $ 38,467
                                                                                               --------           --------

                See accompanying notes to financial statements


                                   Form 10-Q

                          TELEMATE.NET SOFTWARE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.       Basis of Presentation

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, found in filings made by Telemate.Net Software, Inc. with the SEC, including its Annual Report on Form 10-K filed with the Commission on April 2, 2001.

2.       Net Loss Per Common Share

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

3.       Subsequent Events

         On May 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Verso Technologies, Inc. ("Verso"), a Minnesota corporation, and Titan Acquisition Sub, Inc., a Delaware corporation to be reincorporated in Georgia prior to closing and a wholly-owned subsidiary of Verso, in which the Company's common stock will be converted into the right to receive an aggregate number of Verso shares valued at $30 million, subject to reduction on a dollar-for-dollar basis if the Company's available cash at closing after restructuring charges and other adjustments falls below $20 million. The number of Verso shares to be issued will be based on the average closing price of Verso shares from April 20 through May 17, 2001, but cannot be less than $.85 per share or exceed $1.15 per share.

         The merger with Verso is intended to constitute a reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the shareholders of the Company and Verso, regulatory approvals, and customary closing conditions.


                                   Form 10-Q

         In connection with the proposed merger, the Company and Verso will file a joint proxy statement and Registration Statement on Form S-4 with the SEC. The Company and Verso will mail the Joint Proxy Statement/Prospectus to shareholders of the Company and Verso containing additional information about the proposed merger after approval from the SEC. The transaction is expected to close in the third quarter of 2001, but this expectation is subject to many factors, including whether the SEC reviews the Joint Proxy Statement/Prospectus. In the event the transaction does not close, under certain circumstances a break-up fee of $4 million plus expenses of up to $1 million would be payable.

         Telemate.Net also entered into an agreement to purchase up to 500,000 shares of Verso's non-voting Series B Preferred Stock for an aggregate purchase price of $10.0 million to help finance an acquisition meeting certain specific criteria. The preferred stock would accrue dividends at 10% per annum through December 31, 2001, increasing to 15% after December 31, 2001 should such shares remain outstanding after that time, and will have a liquidation preference and certain conversion rights. The preferred stock will be redeemable at par value by Verso on or before December 31, 2001, or with a 25% premium at the option of Telemate.Net after December 31, 2001.

         On May 7, 2001, in connection with the proposed merger, the Company announced that it plans to reduce its workforce by approximately 90 employees, or approximately 60%, over the next several months to preserve cash, accelerate profitability, and eliminate redundant positions in anticipation of the upcoming merger transaction. The Company will provide employees affected by the reduction with severance packages and outplacement counseling. Management anticipates a one-time restructuring charge of between $2.5 million and $3.0 million in the second quarter of 2001 in connection with the reduction in force.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the information included in this report, including statements regarding our growth and operating strategy, liquidity and capital expenditures, trends in our industry, and proposed merger with Verso Technologies, Inc. constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "believe," "expect", "goal," "plan," "intend," "estimate," "may," and "will" or similar words. These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 attached to this quarterly report.

OVERVIEW

         Telemate.Net Software, Inc. is a leading provider of network usage management solutions for businesses worldwide. Our Internet access management, eBusiness intelligence, and call accounting offerings enable companies to ensure productivity, reduce unnecessary expenses, enhance network performance, mitigate risk, and maximize e-commerce effectiveness. We expect the anticipated release of our new WebFilter product in the second quarter of 2001 to be as a critical milestone in our business. A combined Internet filtering and reporting appliance, WebFilter utilizes automated content recognition technology to deliver adaptive Internet filtering. This advanced architecture provides users with more accurate categorization of Internet activity than that of the "hit" or "keyword" lists currently used by competitors.

         Our revenue consists of product and service revenue. Product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. Service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and bug fixes in the current version of the product and telephone consultation to discuss general support questions. Product updates include


                                   Form 10-Q
error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of licensed products. Professional services include installation, training, and custom report generation.

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

         We sell our products through a combination of direct sales and third-party resellers and distributors. While our direct sales force is expected to continue to generate a proportion of future revenue, we are increasingly utilizing indirect distribution channels, such as network resellers, systems integrators and distributors, as an important complement to our direct sales force. Distributors and resellers purchase our products for resale at a discount from our standard price list. This discount ranges from 20% to 65% and varies based on a number of factors including their volume of business, whether they distribute to other resellers, and whether they provide product support.

         We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces, and promoting our products at trade shows, seminars and through their web sites. We have entered into marketing partnerships with major firewall and proxy server suppliers including Cisco Systems, Checkpoint Software Technologies, Microsoft Corporation, and Symantec/Axent. We expect to continue to focus our sales resources on strengthening existing relationships and creating new strategic relationships.


                                   Form 10-Q

PROPOSED MERGER

         On May 4, 2001, we entered into an Agreement and Plan of Merger with Verso Technologies, Inc., a Minnesota corporation, and Titan Acquisition Sub, Inc., a Delaware corporation to be reincorporated in Georgia prior to closing and a wholly-owned subsidiary of Verso, in which each outstanding share of our common stock will be converted into the right to receive an aggregate number of Verso shares valued at $30 million, subject to reduction on a dollar-for-dollar basis if our available cash at closing after restructuring charges and other adjustments falls below $20 million. The number of Verso shares to be issued will be based on the average closing price of Verso shares from April 20 through May 17, 2001, but cannot be less than $.85 per share or exceed $1.15 per share.

         The merger with Verso is intended to constitute a reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of our shareholders and the shareholders of Verso, regulatory approvals, and customary closing conditions.

         In connection with the proposed merger, a joint proxy statement and Registration Statement on Form S-4 will be filed with the SEC. We will jointly mail with Verso the Joint Proxy Statement/Prospectus to our shareholders and shareholders of Verso containing additional information about the proposed merger after approval from the SEC. The transaction is expected to close in the third quarter of 2001, but this expectation is subject to many factors, including whether the SEC reviews the Joint Proxy Statement/Prospectus. In the event the transaction does not close, under certain circumstances a break-up fee of $4 million plus expenses of up to $1 million would be payable.

         Telemate.Net also entered into an agreement to purchase up to 500,000 shares of Verso's non-voting Series B Preferred Stock for an aggregate purchase price of $10.0 million to help finance an acquisition meeting certain specific criteria. The preferred stock would accrue dividends at 10% per annum through December 31, 2001, increasing to 15% after December 31, 2001 should such shares remain outstanding after that time, and will have a liquidation preference and certain conversion rights. The preferred stock will be redeemable at par value by Verso on or before December 31, 2001, or with a 25% premium at the option of Telemate.Net after December 31, 2001.

         On May 7, 2001, in connection with the proposed merger, we announced our plan to reduce our workforce by approximately 90 employees, or approximately 60%, over the next several months to preserve cash, accelerate profitability, and eliminate redundant positions in anticipation of the upcoming merger transaction. We will provide employees affected by the reduction with severance packages and outplacement counseling. Management anticipates a one-time restructuring charge of between $2.5 million and $3.0 million in the second quarter of 2001 in connection with the reduction in force.


                                   Form 10-Q

RESULTS OF OPERATIONS

         The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue:


                              REVENUE INFORMATION
                          (Unaudited and in thousands)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ---------------------------
                                                                                            2001               2000
                                                                                          --------           --------

REVENUE:
            INTERNET/INTEGRATED:
                 Product revenue ...............................................          $    216           $    719
                 Services revenue ..............................................               375                744
                                                                                          --------           --------
                TOTAL INTERNET/INTEGRATED REVENUE ..............................               591              1,463
            CALL ACCOUNTING:
                 Product revenue ...............................................               392                387
                 Services revenue ..............................................             1,176              1,268
                                                                                          --------           --------
                TOTAL CALL ACCOUNTING REVENUE ..................................             1,568              1,655
            TOTAL:
                 Product revenue ...............................................               608              1,106
                 Services revenue ..............................................             1,551              2,012
                                                                                          --------           --------
                        TOTAL REVENUE ..........................................          $  2,159           $  3,118
                                                                                          ========           ========

PERCENTAGE OF TOTAL REVENUE:
            INTERNET/INTEGRATED:
                 Product revenue ...............................................              10.0%              23.1%
                 Services revenue ..............................................              17.3               23.9
                                                                                          --------           --------
                TOTAL INTERNET/INTEGRATED REVENUE...............................              27.3               47.0
            CALL ACCOUNTING:
                 Product revenue ...............................................              18.2               12.4
                 Services revenue ..............................................              54.5               40.6
                                                                                          --------           --------
                TOTAL CALL ACCOUNTING REVENUE ..................................              72.7               53.0
            TOTAL:
                 Product revenue ...............................................              28.2               35.5
                 Services revenue ..............................................              71.8               64.5
                                                                                          --------           --------
                        TOTAL REVENUE ..........................................             100.0%             100.0%
                                                                                          --------           --------


Three Months Ended March 31, 2001 and 2000

         Revenue. Total revenue was $2.2 million for the three months ended March 31, 2001, down 30.8% from $3.1 million for the first quarter of 2000. Total product revenue was $608,000, or 28.2% of total revenue, in the three months ended March 31, 2001, representing a 45.0% decrease from $1.1 million, or 35.5% of total revenue, for the same period in 2000. Revenue from the resale of complementary hardware included in product revenue was


                                   Form 10-Q

$102,000, representing 4.7% of total revenue for the three months ended March 31, 2001, a decrease from $446,000, or 14.3% of total revenue for the same period in 2000. Total service revenue was $1.6 million, or 71.8% of total revenue, in the three months ended March 31, 2001, representing a 22.9% decrease from $2.0 million, or 64.5% of total revenue, for the same period in 2000. During the first quarter of 2001, a sales agreement with a third-party contractor to provide software, hardware, and installation services for a single customer at 51 different sites represented approximately 4.7% of total revenue, compared to approximately 19.7% in the same quarter of 2000. We do not believe this agreement will generate significant revenue in the future.

         Internet/Integrated Revenue. Total Internet/integrated revenue was $591,000, or 27.3% of total revenue, in the three months ended March 31, 2001, a 59.6% decrease from $1.5 million, or 47.0% of total revenue, for the same period in 2000. Internet/integrated product revenue was $216,000, or 10.0% of total revenue, in the three months ended March 31, 2001, representing a 69.9% decrease from $719,000 or 23.1% of total revenue, for the same period in 2000. Internet/integrated service revenue was $375,000, or 17.3% of total revenue, in the three months ended March 31, 2001, representing a 49.6% decrease from $744,000, or 23.9% of total revenue, for the same period in 2000. The decrease in Internet/integrated product and service revenue resulted in part from a decrease in the sale of software, hardware, and the completion of professional services in connection with the major customer referred to under Revenue above. In addition, total Internet/integrated revenue was impacted by the shift in focus from the sale of an integrated solution to distinct Internet and call accounting applications.

         Call Accounting Revenue. Total call accounting revenue was $1.6 million, or 72.7% of total revenue, for the three months ended March 31, 2001, a 5.3% decrease from $1.7 million, or 53.0% of total revenue, for the same period in 2000. Call accounting product revenue was $392,000, or 18.2% of total revenue, for the three months ended March 31, 2001, representing a 1.3% increase from $387,000, or 12.4% of total revenue, for the same period in 2000. Call accounting service revenue was $1.2 million, or 54.5% of total revenue, in the three months ended March 31, 2001, representing a 7.3% decrease from $1.3 million, or 40.6% of total revenue, for the same period in 2000. Although Call Accounting product revenue was in line with last year, we saw a reduction in sales of low margin hardware in the first quarter of 2001 and a corresponding increase in software sales as a result of management's efforts to emphasize profit contribution in this division, more focused sales efforts and improved sales productivity. The decrease in Call Accounting service revenue was due in part to a delay in the support renewal process during a new invoicing system implementation which has now been completed.

         Cost of Product Revenue. Cost of product revenue was $224,000, or 10.4% of total revenue, in the three months ended March 31, 2001, a 55.1% decrease from $500,000, or 16.0% of total revenue, for the same period in 2000. This decrease in product costs was primarily attributable to a reduction in lower margin hardware sales as well as a reduction in direct product costs as a result of reduced product revenue. Management believes the hardware component of revenue will remain at the more traditional levels of prior years for the remainder of the year. The decrease in the percentage of total revenue reflects a change in revenue mix with service revenues having produced a higher percentage of total revenue. In addition, the reductions in the aforementioned hardware and royalty costs contributed to the decrease in the percentage of total revenue.

         Cost of Service Revenue. Cost of service revenue was $631,000, or 29.2% of total revenue, for the three months ended March 31, 2001, representing a 29.7% decrease from $897,000, or 28.8% of total revenue, for the same period in 2000. The decline in service costs resulted from decreased service personnel costs after our reduction in force in October 2000. The increase in the percentage of total revenue reflects a change in revenue mix with service revenues having produced a higher percentage of total revenue. The reduction in workforce during the second quarter 2001 will result in a further decline in cost of service revenue over the remainder of the year.

         Research and Development Expenses. Research and development expenses were $1.1 million, or 51.8% of total revenue, for the three months ended March 31, 2001, representing a 24.6% increase from $898,000, or 28.8% of total revenue, for the same period in 2000. The increase in total research and development expenses reflects


                                   Form 10-Q
increased personnel expenses to accelerate new product development and existing product enhancements. Due to our reduction in work force, we expect research and development expenses to show a declining trend during the second quarter and to remain flat for the remainder of the year.

         Sales and Marketing Expenses. Sales and marketing expenses were $2.1 million, or 97.4% of total revenue, for the three months ended March 31, 2001, representing a 38.4% decrease from $3.4 million, or 109.4% of total revenue, for the same period in 2000. The decrease in both absolute dollars and as a percentage of total revenue were due to several factors, primarily the reduction of sales and marketing personnel and more targeted, revenue-driving marketing programs. The effects of our second quarter reduction in force will be seen in a reduction in sales and marketing expenses for the remainder of the year.

         General and Administrative Expenses. General and administrative expenses were $1.4 million, or 64.2% of total revenue, in the three months ended March 31, 2001, representing a 29.9% increase from $1.1 million, or 34.2% of total revenue, for the same period in 2000. This increase was primarily due to personnel costs, insurance, and professional service fees largely related to the requirements of being a public company. We expect general and administrative costs to remain flat for the next several months.

         Other Interest Income. Other interest income was $356,000, or 16.5% of total revenue, for the three months ended March 31, 2001, compared to $518,000, or 16.6% of total revenue, for the same quarter of 2000. Proceeds from investment of the funds received in the initial public offering account for the interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our business from cash generated from operations and the issuance of long-term debt. However, in October 1999, we completed our initial public offering that provided us approximately $42.8 million in net cash proceeds. We had cash and cash equivalents of $25.6 million at March 31, 2001 and $38.5 million at March 31, 2000.

         Cash used in operating activities during the three months ended March 31, 2001 was $2.5 million, a 32.1% decrease from $3.7 million for the same period in 2000. This change reflects the net impact of decreases in our net loss, and changes in accounts receivable, accounts payable and deferred revenue. Our investing activities primarily include expenditures for fixed assets to support our operations. Net cash used in investing activities decreased to $239,000 in the first three months of 2001, compared to $878,000 for the same period in 2000. Net cash provided by financing activities was $31,000 for the three-month period ended March 31, 2001, compared to $245,000 for the period ended March 31, 2000. This change was due primarily to a decrease in the exercise of stock options by our employees.

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

         We anticipate the second quarter 2001 reduction in work force to result in a restructuring charge of between $2.5 million and $3.0 million. In


                                   Form 10-Q
the event the pending merger transaction does not close, we remain confident that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in our initial public offering, will be sufficient to satisfy our cash requirements for at least the next 12 months. However, to the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                      The following exhibit is filed with this Report:
                      Exhibit 99.1 Safe Harbor Compliance Statement

         (b)      Reports on Form 8-K

                      No reports on Form 8-K were filed during the first quarter of 2001.

                                   Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TELEMATE.NET SOFTWARE, INC.


Date:    May 15, 2001           /s/ Richard L. Mauro
                                -----------------------------------------------
                                Richard L. Mauro
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date:    May 15, 2001           /s/ Janet Van Pelt
                                -----------------------------------------------
                                Janet Van Pelt
                                Senior Vice President - Finance and Operations,
                                Chief Financial Officer, and Treasurer
                                (Principal Financial and Accounting Officer)


                              Form 10-Q
                            Page 14 of 14