Form 10-Q
period 2001-06-30
TELEMATE NET SOFTWARE INC
filed 2001-08-14
CIK 1088214

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

  4250 PERIMETER PARK SOUTH, SUITE 200                     30341
            ATLANTA, GEORGIA                             (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (770) 936-3700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


The number of shares of the issuer's class of capital stock as of July 27, 2001, the latest practicable date, is as follows: 9,440,645 shares of Common Stock, $0.01 par value.

--------------------------------------------------------------------------------

                           TELEMATE.NET SOFTWARE, INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                              PART I
                                       FINANCIAL INFORMATION
                                                                                             Page
                                                                                             ----
ITEM 1.    FINANCIAL STATEMENTS.

           Balance Sheets as of June 30, 2001 and December 31, 2000                            3

           Statements of Operations for the three months and six months ended June 30,
             2001 and 2000                                                                     4

           Statements of Cash Flows for the six months ended June 30, 2001 and 2000            5

           Notes to Financial Statements                                                       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.                                                7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                        14

                                             PART II
                                        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                   15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                           15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS                                 15

ITEM 5.  OTHER INFORMATION.                                                                   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                    15

SIGNATURES.                                                                                   16


                                   Form 10-Q
                                  Page 2 of 16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           TELEMATE.NET SOFTWARE, INC.
                                 BALANCE SHEETS
                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2001               2000
                                                                                 --------         ------------
                                     ASSETS

Current assets:
           Cash and cash equivalents ......................................      $ 22,785           $ 28,263
           Trade accounts receivable, net of allowance for
                  doubtful accounts and returns............................         1,138              2,264
           Prepaid expenses and other current assets.......................           777                511
                                                                                 --------           --------
               Total current assets........................................        24,700             31,038
Property and equipment, net ...............................................         1,407              2,215
Other assets...............................................................           111                 75
                                                                                 --------           --------
                Total assets...............................................      $ 26,218           $ 33,328
                                                                                 ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Accounts payable................................................      $    962           $    615
           Accrued expenses and other liabilities .........................         3,498              2,089
           Deferred revenue................................................         2,537              2,933
                                                                                 --------           --------
               Total liabilities ..........................................         6,997              5,637
Shareholders' equity:
           Preferred stock, $.01 par value; 19,700,000 authorized
               and undesignated, none issued...............................            --                  --
           Common stock, $.01 par value; 100,000,000 shares authorized,
               9,247,265 shares issued and outstanding at June 30, 2001
               and 7,958,486 issued and outstanding at December 31, 2000...            92                 80
           Additional paid-in capital .....................................        54,080             53,123
           Accumulated deficit ............................................       (34,026)           (25,491)
           Notes receivable and accrued interest from shareholders ........          (925)               (21)
                                                                                 --------           --------
               Total shareholders' equity .................................        19,221             27,691
                                                                                 --------           --------
Commitments and contingencies
           Total liabilities and shareholders' equity .....................      $ 26,218           $ 33,328
                                                                                 ========           ========

                 See accompanying notes to financial statements


                                   Form 10-Q
                                  Page 3 of 16

                           TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                          -----------------------------         -----------------------------
                                                             2001               2000               2001               2000
                                                          ----------         ----------         ----------         ----------
Revenue:
   Product revenue ...............................        $      429         $    1,109         $    1,037         $    2,215
   Service revenue ...............................             1,405              1,663              2,955              3,675
                                                          ----------         ----------         ----------         ----------
         Total revenue ...........................             1,834              2,772              3,992              5,890
Cost of revenue:
   Product costs .................................               147                410                371                909
   Service costs .................................               444              1,015              1,075              1,912
                                                          ----------         ----------         ----------         ----------
         Total cost of revenue ...................               591              1,425              1,446              2,821
                                                          ----------         ----------         ----------         ----------
         Gross profit ............................             1,243              1,347              2,546              3,069
                                                          ----------         ----------         ----------         ----------

Operating expenses:
   Research and development ......................               765                937              1,884              1,835
   Sales and marketing ...........................             1,767              4,151              3,870              7,563
   General and administrative ....................             1,351              1,484              2,736              2,550
   Merger expense ................................               362                 --                362                 --
   Restructuring charges - personnel .............             2,142                 --              2,142                 --
   Asset impairment due to restructuring .........               695                 --                695                 --
                                                          ----------         ----------         ----------         ----------
         Total operating expenses ................             7,082              6,572             11,689             11,948
                                                          ----------         ----------         ----------         ----------
         Operating loss ..........................            (5,839)            (5,225)            (9,143)            (8,879)

Interest income...................................               251                510                608              1,028
                                                          ----------         ----------         ----------         ----------
             Net loss before income taxes ........            (5,588)            (4,715)            (8,535)            (7,851)
Income taxes .....................................                --                 --                 --                 --
                                                          ----------         ----------         ----------         ----------
             Net loss ............................        $   (5,588)        $   (4,715)        $   (8,535)        $   (7,851)
                                                          ==========         ==========         ==========         ==========

Basic and diluted net loss per share .............        $    (0.64)        $    (0.61)        $    (1.02)        $    (1.03)
                                                          ==========         ==========         ==========         ==========
Basic and diluted weighted-average shares ........         8,775,734          7,736,679          8,374,406          7,616,052
                                                          ==========         ==========         ==========         ==========

                 See accompanying notes to financial statements


                                   Form 10-Q
                                  Page 4 of 16

                          TELEMATE.NET SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                               ---------------------------
                                                                                                 2001               2000
                                                                                               --------           --------
Cash flows from operating activities:
      Net loss ......................................................................          $ (8,535)          $ (7,851)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization .........................................               527                468
              Compensation on stock options .........................................                 5                  4
              Interest earned on shareholder notes ..................................               (10)                (1)
              Impairment of fixed assets ............................................               695                 --
              Loss on disposal of assets ............................................                25                 --
              Changes in operating assets and liabilities:
                   Trade accounts receivables .......................................             1,126                110
                   Prepaid expenses and other current assets ........................              (267)                14
                   Other assets .....................................................                 5                (15)
                   Accounts payable, accrued expenses, and other liabilities.........             1,756               (176)
                   Deferred revenue .................................................              (395)               292
                                                                                               --------           --------
                        Net cash used in operating activities .......................            (5,068)            (7,155)
                                                                                               --------           --------

Cash flows from investing activities:
      Purchases of property and equipment ...........................................              (490)            (1,271)
      Proceeds on sale of assets ....................................................                10                 --
                                                                                               --------           --------
                        Net cash used in investing activities .......................              (480)            (1,271)
                                                                                               --------           --------

Cash flows from financing activities:
      Proceeds from the issuance of common stock through ESPP .......................                33                 --
      Proceeds from the exercise of stock options ...................................                37                505
      Payments received on notes receivable from shareholders .......................                --                  8
                                                                                               --------           --------
                         Net cash provided by financing .............................                70                513
                                                                                               --------           --------

      Net decrease in cash and cash equivalents .....................................            (5,478)            (7,913)

Cash and cash equivalents at beginning of period ....................................            28,263             42,755
                                                                                               --------           --------

Cash and cash equivalents at end of period ..........................................          $ 22,785           $ 34,842
                                                                                               ========           ========

Supplemental disclosure of significant noncash investing and financing activities

      Issuance of common stock in exchange for notes receivable .....................          $    895                 --
                                                                                               ========           ========

                 See accompanying notes to financial statements


                                   Form 10-Q
                                  Page 5 of 16

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

3.                Planned Merger

         On May 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Verso Technologies, Inc. ("Verso"), a Minnesota corporation, and Titan Acquisition Sub, Inc., a Delaware corporation that has been reincorporated in Georgia and a wholly-owned subsidiary of Verso, in which the Company's common stock will be converted into the right to receive an aggregate number of Verso shares valued at $30 million, subject to reduction on a dollar-for-dollar basis if the Company's available cash at closing after restructuring charges and other adjustments falls below $20 million. The Company and Verso estimate that the total number of Verso shares to be issued to holders of Telemate.Net common stock in the merger will be approximately 23.4 million shares.

         The merger with Verso is intended to constitute a reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction by Verso. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the shareholders of the Company and Verso, regulatory approvals and customary closing conditions.

         In connection with the proposed merger, Verso will file a proxy statement and Registration Statement on Form S-4 with the SEC, and the Company will file a proxy statement with the SEC. The Company and Verso will mail a Joint Proxy Statement/Prospectus to shareholders of the Company and Verso containing additional information about the proposed merger after approval from the SEC. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2001, but this expectation is subject to many factors, including whether the SEC reviews the proposed merger. In the event the transaction does not close, under certain circumstances a break-up fee of $4 million plus expenses would be payable by the company.

                                   Form 10-Q
                                  Page 6 of 16

         On July 27, 2001, in connection with the proposed merger with Verso, the Company closed on the purchase of $15.0 million of Verso's non-voting Series B Preferred Stock to help finance Verso's purchase of NACT Telecommunications. The preferred stock accrues dividends at 10% per annum through December 31, 2001, increasing to 15% after December 31, 2001 should such shares remain outstanding after that time, and will have a liquidation preference and certain conversion rights. The preferred stock will be redeemable at par value by Verso on or before December 31, 2001, or with a 25% premium at the option of Telemate.Net after December 31, 2001.

4.                Restructuring

         On May 7, 2001, the Company announced that it planned to reduce its workforce by approximately 90 employees, or approximately 60%, over the next several months to preserve cash and accelerate profitability. The reduction in the workforce occurred in all departments of the organization and at all levels of management and non-management personnel. The reduction in force was not contingent upon the closing of the agreement with Verso. The Company is providing employees affected by the reduction with severance packages and outplacement counseling. The Company took a one time charge in the quarter ended June 30, 2001 of approximately $2.1 million for compensation-related expenses and an additional charge of approximately $700,000 for assets impaired as a result of the restructuring. At June 30, 2001 approximately $548,000, primarily compensation, had been charged against the liability established for the restructuring. At July 31, 2001 approximately 93% of the staff scheduled for separation had left the company with the remainder scheduled to leave by year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the information included in this report, including statements regarding our growth and operating strategy, liquidity and capital expenditures, trends in our industry and proposed merger with Verso Technologies, Inc. constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Examples of words indicating forward-looking statements include "believe," "expect", "goal," "plan," "intend," "estimate," "may," and "will" or similar words. These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. For further information about these and other factors that could affect our future results, please see Exhibit 99.1 attached to this quarterly report.

OVERVIEW

         Telemate.Net Software, Inc. is a provider of network usage management solutions for businesses worldwide. Our Internet access management and call accounting offerings enable companies to increase productivity, reduce unnecessary expenses, enhance network performance, mitigate risk and maximize e-commerce effectiveness. During the quarter ended June 30, 2001, we released our WebFilter product, which proactively blocks employees from reaching objectionable Internet content as defined by their employers. A combined Internet filtering and reporting appliance, WebFilter utilizes automated content recognition technology to deliver adaptive Internet filtering. This advanced architecture provides users with more accurate categorization of Internet activity than that of the "hit" or "keyword" lists currently used by competitors.

         Our revenue consists of product and service revenue. Our product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. Service revenue consists of fees paid for maintenance services, product updates and professional services. Maintenance services include diagnosis and bug fixes in the current version of the product and telephone consultation to discuss general support questions. Product updates include error correction and minor enhancements to the product models purchased and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of licensed products. Professional services include installation, training and custom report generation.


                                   Form 10-Q
                                  Page 7 of 16

         We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Revenue derived from software license fees and hardware is typically recognized upon shipment. We use the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized revenue. Revenue generated from software support services primarily involves annual contracts and is recognized ratably over the service period. Revenue related to professional services is recognized as services are provided. Deferred revenue generally represents advance payments received from customers and billings invoiced to customers for software support and professional services in advance of the time revenue is recognized.

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

         We sell our products through a combination of direct sales and third-party resellers and distributors. While our direct sales force is expected to continue to generate a large proportion of future revenue, we are increasingly utilizing indirect distribution channels, such as network resellers, systems integrators and distributors, as an important complement to our direct sales force. Distributors and resellers purchase our products for resale at a discount from our standard price list. This discount generally ranges from 20% to 50% and varies based on a number of factors including their volume of business, whether they distribute to other resellers and whether they provide product support.

         We also maintain relationships with leading networking and network security product vendors that help to market and distribute our products. These vendors assist in the sales and marketing of our products by bundling them with their own products, selling our products through their sales forces and promoting our products at trade shows, seminars and through their web sites. We have entered into marketing partnerships with major firewall and proxy server suppliers including Cisco Systems, Checkpoint Software Technologies and Microsoft Corporation. We expect to continue to focus our sales resources on strengthening existing relationships and creating new strategic relationships.

         In June 2001, we enhanced our current product offerings with NetSpective(TM) WebFilter, a new Internet filtering appliance that utilizes a unique automated content recognition approach for advanced Internet filtering integrated with the Company's existing reporting solutions. We designed this product to be a simple, plug-and-play Internet access management solution that will lend itself to widespread distribution through value-added resellers and other channel partners. We believe Internet access management customers prefer a combined reporting and filtering product offering, which has hampered our efforts to sell a reporting-only solution. Therefore, we view the introduction of NetSpective WebFilter and the expansion of our distribution channels as critical elements for our future growth.

PROPOSED MERGER

         On May 4, 2001, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Verso Technologies, Inc. ("Verso"), a Minnesota corporation, and Titan Acquisition Sub, Inc., a Delaware corporation that has been reincorporated in Georgia and a wholly-owned subsidiary of Verso, in which the Company's common stock will be converted into the right to receive an aggregate number of Verso shares valued at $30 million, subject to reduction on a dollar-for-dollar basis if our available cash at closing after restructuring charges and other adjustments falls below $20 million. The Company and Verso estimate that the total number of Verso shares to be issued to holders of Telemate.Net common stock in the merger will be approximately 23.4 million shares.

         The merger with Verso is intended to constitute a reorganization under
Section 368(a) of the Internal Revenue Code of 1986, as amended, and is to be accounted for as a purchase transaction by Verso. Consummation of the merger is subject to various conditions, including, among other things, receipt of the necessary approvals of our shareholders and the shareholders of Verso, regulatory approvals and customary closing conditions.

         On July 27, 2001, in connection with proposed merger with Verso, we closed on the purchase of $15.0 million of Verso's non-voting Series B Preferred Stock to help finance Verso's purchase of NACT Telecommunications. The preferred stock accrues dividends at 10% per annum through December 31, 2001, increasing to 15% after December 31, 2001 should such shares remain outstanding after that


                                   Form 10-Q
                                  Page 8 of 16
time, and will have a liquidation preference and certain conversion rights. The preferred stock will be redeemable at par value by Verso on or before December 31, 2001, or with a 25% premium at the option of Telemate.Net after December 31, 2001.

         In connection with the proposed merger, Verso will file a proxy statement and Registration Statement on Form S-4 with the SEC and we will file a proxy statement with the SEC. We will jointly mail with Verso a Joint Proxy Statement/Prospectus to our shareholders and shareholders of Verso containing additional information about the proposed merger after approval from the SEC. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2001.

RESTRUCTURING

         On May 7, 2001, the Company announced that it planned to reduce its workforce by approximately 90 employees, or approximately 60%, over the next several months to preserve cash and accelerate profitability. The reduction in the workforce occurred in all departments of the organization and at all levels of management and non-management personnel. The reduction in force was not contingent upon the closing of the agreement with Verso. The Company is providing employees affected by the reduction with severance packages and outplacement counseling. The Company took a one time charge in the quarter ended June 30, 2001 of approximately $2.1 million for compensation-related expenses and an additional charge of approximately $700,000 for assets impaired as a result of the restructuring. At June 30, 2001 approximately $548,000, primarily compensation, had been charged against the liability established for the restructuring. At July 31, 2001 approximately 93% of the staff scheduled for separation had left the company with the remainder scheduled to leave by year-end.

RESULTS OF OPERATIONS

         The following tables set forth our Internet/integrated and call accounting revenue, both in absolute dollars and as a percentage of total revenue unaudited and in thousands:

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                ---------------------------          ---------------------------
                                                                  2001               2000              2001               2000
                                                                --------           --------          --------           --------
REVENUE:
            INTERNET/INTEGRATED:
                 Product revenue .....................          $    105           $    631          $    321           $  1,350
                 Services revenue ....................               287                462               662              1,205
                                                                --------           --------          --------           --------
                TOTAL INTERNET/INTEGRATED REVENUE ....               392              1,093               983              2,555
            CALL ACCOUNTING:
                 Product revenue .....................               324                478               716                865
                 Services revenue ....................             1,118              1,201             2,293              2,470
                                                                --------           --------          --------           --------
                TOTAL CALL ACCOUNTING REVENUE ........             1,442              1,679             3,009              3,335
            TOTAL:
                 Product revenue .....................               429              1,109             1,037              2,215
                 Services revenue ....................             1,405              1,663             2,955              3,675
                                                                --------           --------          --------           --------
                        TOTAL REVENUE ................          $  1,834           $  2,772          $  3,992           $  5,890
                                                                ========           ========          ========           ========

PERCENTAGE OF TOTAL REVENUE:
            INTERNET/INTEGRATED:
                 Product revenue .....................               5.7%              22.8%              8.1%              22.9%
                 Services revenue ....................              15.6               16.7              16.6               20.5
                                                                --------           --------          --------           --------
                TOTAL INTERNET/INTEGRATED REVENUE ....              21.3               39.5              24.7               43.4
            CALL ACCOUNTING:
                 Product revenue .....................              17.7               17.2              17.9               14.7
                 Services revenue ....................              61.0               43.3              57.4               41.9
                                                                --------           --------          --------           --------
                TOTAL CALL ACCOUNTING REVENUE ........              78.7               60.5              75.3               56.6
            TOTAL:
                 Product revenue .....................              23.4               40.0              26.0               37.6
                 Services revenue ....................              76.6               60.0              74.0               62.4
                                                                --------           --------          --------           --------
                        TOTAL REVENUE ................             100.0%             100.0%            100.0%             100.0%
                                                                ========           ========          ========           ========



                                   Form 10-Q
                                  Page 9 of 16

Three Months Ended June 30, 2001 and 2000

         Revenue. Total revenue was $1.8 million for the three months ended June 30, 2001, down 33.8% from $2.8 million for the second quarter of 2000. Total product revenue was $429,000, or 23.4% of total revenue, in the three months ended June 30, 2001, representing a 61.3% decrease from $1.1 million, or 40.0% of total revenue, for the same period in 2000. Revenue from the resale of complementary hardware included in product revenue was $66,000 for the three months ended June 30, 2001, a decrease from $330,000, for the same period in 2000. Total service revenue was $1.4 million, or 76.6% of total revenue, in the three months ended June 30, 2001, representing a 15.6% decrease from $1.7 million, or 60.0% of total revenue, for the same period in 2000. During the second quarter of 2001, a sales agreement with Electronic Data Systems, a third-party contractor, to provide software, hardware, installation and support services for 51 different Army National Guard sites represented approximately 4.8% of total revenue, compared to approximately 11.0% in the same quarter of 2000. We have delivered all software and hardware under the original agreement with Electronic Data Systems, and we are currently providing only support services. We expect support revenue associated with this agreement to be less than $300,000 during 2001.


                                   Form 10-Q
                                  Page 10 of 16

         Internet/Integrated Revenue. Total Internet/integrated revenue was $392,000, or 21.3% of total revenue, in the three months ended June 30, 2001, a 64.1% decrease from $1.1 million, or 39.5% of total revenue, for the same period in 2000. Internet/integrated product revenue was $105,000, or 5.7% of total revenue, in the three months ended June 30, 2001, representing a 83.4% decrease from $631,000 or 22.8% of total revenue, for the same period in 2000. Internet/integrated service revenue was $287,000, or 15.6% of total revenue, in the three months ended June 30, 2001, representing a 37.9% decrease from $462,000, or 16.7% of total revenue, for the same period in 2000. A significant factor in the decrease in Internet/integrated product and service revenue was the decrease in the sale of software, hardware and the completion of professional services in connection with the sales agreement with Electronic Data Systems referred to under Revenue above. In addition, total Internet/integrated revenue was further impacted due to the shift in our sales focus. In the second quarter of 2000, our emphasis was on the sale of an integrated solution, which included both call accounting and internet data sources. In the second half of 2000 and into 2001, our focus has been on sales of distinct Internet and call accounting applications. Therefore, sales that might previously have been included in the integrated category are now split between call accounting and internet revenue, and Internet/integrated revenue in 2001 represents pure Internet sales almost exclusively. Our restructuring in May 2001, which reduced and realigned sales teams, also impacted our second quarter results. We released our new WebFilter product in June 2001 and believe this product will allow us to grow our Internet revenue over time. Revenue on our WebFilter appliance will be recognized over the period of subscription, normally 12 months. Therefore, reported revenue will significantly lag behind sales and cash flow as we launch this new product.

         Call Accounting Revenue. Total call accounting revenue was $1.4 million, or 78.7% of total revenue, for the three months ended June 30, 2001, a 14.1% decrease from $1.7 million, or 60.5% of total revenue, for the same period in 2000. Call accounting product revenue was $324,000, or 17.7% of total revenue, for the three months ended June 30, 2001, representing a 32.2% decrease from $478,000, or 17.2% of total revenue, for the same period in 2000. Call accounting service revenue was $1.1 million, or 61.0% of total revenue, in the three months ended June 30, 2001, representing a 7.0% decrease from $1.2 million, or 43.3% of total revenue, for the same period in 2000. Our restructuring in May 2001, which reduced and realigned sales teams, negatively impacted the second quarter's call accounting revenue. We believe the staff realignments and renewed focus on reselling to our installed customer base will enable us to maintain call accounting revenue the next several quarters. Call accounting service revenue dollars remained relatively flat but represent a higher percentage of total revenue, and we expect service revenue to remain at this higher level relative to total revenue.

         Cost of Product Revenue. Cost of product revenue was $147,000, or 8.0% of total revenue, in the three months ended June 30, 2001, a 64.1% decrease from $410,000, or 14.8% of total revenue, for the same period in 2000. This decrease in product costs was primarily attributable to a reduction in hardware sales related to the sales agreement with Electronic Data Systems discussed in Revenue above as well as a reduction in software royalties that are more in line with reduced product revenue. Management believes the hardware component of revenue will remain at the current lower levers for the foreseeable future.

         Cost of Service Revenue. Cost of service revenue was $444,000, or 24.2% of total revenue, for the three months ended June 30, 2001, representing a 56.3% decrease from $1.0 million, or 36.6% of total revenue, for the same period in 2000. The decline in service costs resulted from decreases in our service personnel costs, which were a result of our reduction in force. We believe we can continue to operate at these lower staffing levels and maintain high quality of customer service going forward.

         Research and Development Expenses. Research and development expenses were $765,000, or 41.7% of total revenue, for the three months ended June 30, 2001, representing a 18.4% decrease from $937,000, or 33.8% of total revenue, for the same period in 2000. The decrease in total research and development expenses reflects decreases in personnel expenses following completion of the development of our new WebFilter product. Due to our reduction in work force, we expect research and development expenses to remain flat or slightly decline for the remainder of the year.

         Sales and Marketing Expenses. Sales and marketing expenses were $1.8 million, or 96.3% of total revenue, for the three months ended June 30, 2001, representing a 57.4% decrease from $4.2 million, or 149.7% of total revenue, for the same period in 2000. The decrease in both absolute dollars and as a percentage of total revenue was due to several factors, primarily the reduction of sales and marketing personnel, more targeted, revenue-driving marketing programs and less travel. We expect that the effects of our second quarter reduction in force will be seen in a reduction in sales and marketing expenses for the remainder of the year.


                                   Form 10-Q
                                  Page 11 of 16

         General and Administrative Expenses. General and administrative expenses were $1.4 million, or 73.7% of total revenue, in the three months ended June 30, 2001, representing a 9.0% decrease from $1.5 million, or 53.5% of total revenue, for the same period in 2000. This decrease was primarily due to lower recruiting fees and headcount-related expenses. We expect general and administrative costs to remain flat over the next several months.

         Merger Expense. Merger expense was $362,000, or 19.7% of total revenue, for the three months ended June 30, 2001. This represents legal and investment banking fees incurred in connection with pending merger with Verso Technologies, Inc. Additional charges will be incurred as we work toward the completion of the merger. There was no similar charge in 2000.

         Restructuring Charge. Restructuring charge was $2.1 million, or 116.8% of total revenue, for the three months ended June 30, 2001, primarily representing severance compensation to be paid in connection with our 60% reduction in work force. There was no similar charge in 2000.

         Asset Impairment Due to Restructuring. Asset impairment due to restructuring was $695,000, or 37.9% of total revenue, for the three months ended June 30, 2001. This charge represents the write down of assets that could no longer be productively deployed as a result of our reduction in force.

         Interest Income. Interest income was $251,000, or 13.7% of total revenue, for the three months ended June 30, 2001, compared to $510,000, or 18.4% of total revenue, for the same quarter of 2000. Proceeds from investment of the remaining funds received in our initial public offering account for the interest income.

Six Months Ended June 30, 2001 and 2000

         Revenue. Total revenue was $4.0 million for the six months ended June 30, 2001, down 32.2% from $5.9 million for the first half of 2000. Total product revenue was $1.0 million, or 26.0% of total revenue, in the six months ended June 30, 2001, representing a 53.2% decrease from $2.2 million, or 37.6% of total revenue, for the same period in 2000. Revenue from the resale of complementary hardware included in product revenue was $168,000, for the six months ended June 30, 2001, a decrease from $776,000 for the same period in 2000. Total service revenue was $3.0 million, or 74.0% of total revenue, in the six months ended June 30, 2001, representing a 19.6% decrease from $3.7 million, or 62.4% of total revenue, for the same period in 2000. During the first half of 2001, a sales agreement with Electronic Data Systems, a third-party contractor, to provide software, hardware, installation and support services for the U.S. Army National Guard at 51 different sites represented approximately 4.7% of total revenue, compared to approximately 15.6% in the same quarter of 2000. We have delivered all software and hardware under the original agreement with Electronic Data Systems, and we are currently providing only support services. We expect support revenue under this agreement to be less than $300,000 during 2001.

         Internet/Integrated Revenue. Total Internet/integrated revenue was $983,000, or 24.7% of total revenue, in the six months ended June 30, 2001, a 61.5% decrease from $2.6 million, or 43.4% of total revenue, for the same period in 2000. Internet/integrated product revenue was $321,000, or 8.1% of total revenue, in the six months ended June 30, 2001, representing a 76.2% decrease from $1.4 million or 22.9% of total revenue, for the same period in 2000. Internet/integrated service revenue was $662,000, or 16.6% of total revenue, in the six months ended June 30, 2001, representing a 45.1% decrease from $1.2 million, or 20.5% of total revenue, for the same period in 2000. A significant factor in the decrease in Internet/integrated product and service revenue was the decrease in the sale of software, hardware and the completion of professional services in connection with our agreement with Electronic Data Systems referred to under Revenue above. In addition, total Internet/integrated revenue was further impacted due to the shift in our sales focus. In the first half of 2000, our emphasis was on the sale of an integrated solution, which included both call accounting and internet data sources. In the second half of 2000 and in 2001, our focus has been on sales of distinct Internet and call accounting applications. Therefore, sales that might previously have been included in the integrated category are now split between call accounting and internet revenue, while Internet/integrated revenue in 2001 represents pure internet sales almost exclusively. Our restructuring in May 2001, which reduced and realigned sales teams, also had some impact on our Internet revenue for the six months ended June 30, 2001. We released our new WebFilter product in June 2001 and believe this product will allow us to grow our Internet revenue over time. Revenue on our WebFilter appliance will be recognized over the period of subscription, normally 12 months. Therefore reported revenue will significantly lag behind sales and cash flow as we launch this new product.


                                   Form 10-Q
                                  Page 12 of 16

         Call Accounting Revenue. Total call accounting revenue was $3.0 million, or 75.3% of total revenue, for the six months ended June 30, 2001, a 9.8% decrease from $3.3 million, or 56.6% of total revenue, for the same period in 2000. Call accounting product revenue was $716,000, or 17.9% of total revenue, for the six months ended June 30, 2001, representing a 17.2% decrease from $865,000, or 14.7% of total revenue, for the same period in 2000. Call accounting service revenue was $2.3 million, or 57.4% of total revenue, in the six months ended June 30, 2001, representing a 7.1% decrease from $2.5 million, or 41.9% of total revenue, for the same period in 2000. We believe the staff realignments and renewed focus on reselling to our installed customer base will enable us to maintain call accounting revenue going forward. Call accounting service revenue has decreased compared to the first half of 2000 because of lower product sales in the second half of 2000. The lower product sales resulted in less unbundled support being deferred in the same period of 2000. This decrease in deferrals has negatively impacted service revenue for the first six months of 2001.

         Cost of Product Revenue. Cost of product revenue was $371,000, or 9.3% of total revenue, in the six months ended June 30, 2001, a 59.2% decrease from $909,000, or 15.4% of total revenue, for the same period in 2000. This decrease in product costs was primarily attributable to a reduction in hardware sales related to the Electronic Data Systems sales agreement discussed in Revenue above as well as a reduction in software royalties that are more in line with reduced product revenue. Management believes the hardware component of revenue will remain at the current lower levels for the foreseeable future.

         Cost of Service Revenue. Cost of service revenue was $1.1 million, or 26.9% of total revenue, for the six months ended June 30, 2001, representing a 43.8% decrease from $1.9 million, or 32.5% of total revenue, for the same period in 2000. The decline in service costs primarily resulted from decreases in our service personnel costs, generated by our reduction in force. In addition we had less travel expense as a result of the professional services required for the agreement mentioned under Revenue having been completed during 2000. We believe we can continue to operate at these lower staffing levels and maintain high quality customer service going forward.

         Research and Development Expenses. Research and development expenses were $1.9 million, or 47.2% of total revenue, for the six months ended June 30, 2001, representing a 2.7% increase from $1.8 million, or 31.1% of total revenue, for the same period in 2000. Total research and development expenses remained flat as we completed development of our new WebFilter product. Due to our reduction in work force, we expect research and development expenses to show a decline and level off for the remainder of the year.

         Sales and Marketing Expenses. Sales and marketing expenses were $3.9 million, or 96.9% of total revenue, for the six months ended June 30, 2001, representing a 48.8% decrease from $7.6 million, or 128.4% of total revenue, for the same period in 2000. The decrease in both absolute dollars and as a percentage of total revenue was due to several factors, primarily the reduction of sales and marketing personnel, more targeted, marketing programs and less recruiting and travel expense. We expect that the effects of our second quarter reduction in force will be seen in a reduction in sales and marketing expenses for the remainder of the year.

         General and Administrative Expenses. General and administrative expenses were $2.7 million, or 68.5% of total revenue, in the six months ended June 30, 2001, representing a 7.3% increase from $2.6 million, or 43.3% of total revenue, for the same period in 2000. We expect general and administrative costs to remain flat over the next several months.

         Merger Expense. Merger expense was $362,000, or 9.1% of total revenue, for the six months ended June 30, 2001. This represents legal and investment banking fees incurred in connection with the pending merger with Verso Technologies, Inc. Additional charges will be incurred as we work toward the completion of the merger. There was no similar charge in 2000.

         Restructuring Charge. Restructuring charge was $2.1 million, or 53.7% of total revenue for the six months ended June 30, 2001, primarily representing severance compensation to be paid in connection with our 60% reduction in work force. There was no similar charge in 2000.


                                   Form 10-Q
                                  Page 13 of 16

         Asset Impairment Due to Restructuring. Asset impairment due to restructuring was $695,000, or 17.4% of total revenue, for the six months ended June 30, 2001. This charge represents the write down of assets that could no longer be productively deployed as a result of our reduction in force.

         Interest Income. Interest income was $608,000, or 15.2% of total revenue, for the six months ended June 30, 2001, compared to $1.0 million, or 17.5% of total revenue, for the same quarter of 2000. Proceeds from investment of the remaining funds received in our initial public offering account for the interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our business from cash generated from operations and the issuance of long-term debt. However, in October 1999, we completed our initial public offering that provided us approximately $42.8 million in net cash proceeds. We had cash and cash equivalents of $22.8 million at June 30, 2001 and $34.8 million at June 30, 2000.

         On July 27, 2001, we used $15.0 million of our cash and cash equivalents to purchase 750,000 shares of the non-voting Series B Preferred Stock of Verso Technologies, Inc. Verso used the proceeds from the purchase to partially fund its acquisition of NACT Telecommunications, Inc., which purchase was also consummated on July 27, 2001. As a result of our $15.0 million purchase of non-voting Series B Preferred Stock, we have significantly less cash and cash equivalents on hand as of the filing date of this Report than we did on June 30, 2001.

         Cash used in operating activities during the six months ended June 30, 2001 was $5.1 million, a 29.2% decrease from $7.2 million for the same period in 2000. This change reflects the net impact of decreases in our net loss and changes in accounts receivable, accounts payable and deferred revenue. Our investing activities primarily include expenditures for fixed assets to support our operations. Net cash provided by financing activities was $70,000 for the six-month period ended June 30, 2001, compared to $513,000 for the period ended June 30, 2000. This change was due primarily to the decrease in the exercise of stock options.

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

         The reduction in work force in the second quarter 2001 and pending Telemate.Net/Verso Technologies, Inc. merger has resulted in merger, restructuring and asset impairment charges of approximately $3.2 million. In the event the pending merger transaction does not close, we remain confident that our existing liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next 12 months. However, to the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

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


                                   Form 10-Q
                                  Page 14 of 16

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

ITEM 5.  OTHER INFORMATION.

         Subsequent event: On July 27, 2001, the Company purchased 750,000 shares of non-voting Series B Preferred Stock of Verso Technologies, Inc., a Minnesota corporation ("Verso"), for an aggregate purchase price of $15.0 million (the "Purchase") pursuant to a Series B Preferred Stock Purchase Agreement, dated as of May 4, 2001, between Verso and the Company, as amended by the First Amendment thereto dated as of June 1, 2001 and as further amended by the Second Amendment thereto dated as of July 27, 2001. Verso used the proceeds from the purchase to partially fund its acquisition of NACT Telecommunications, Inc., a Delaware corporation, from WA Telcom Products Co., Inc., a Delaware corporation, which was consummated on July 27, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                      The following exhibits are filed with this Report:

                           Exhibit 10.1 Agreement and Plan of Merger, dated May 4, 2001, between Verso Technologies, Inc., Titan Acquiring Sub, Inc. and Telemate.Net Software, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 16, 2001 (File No. 000-26735)).

                           Exhibit 10.2 Voting Agreement, dated May 4, 2001, between Verso Technologies, Inc. and certain shareholders of Telemate.Net Software, Inc. (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed May 16, 2001 (File No. 000-26735)).

                           Exhibit 10.3 Voting Agreement, dated May 4, 2001, between Telemate.Net Software, Inc. and certain shareholders of Verso Technologies, Inc. (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed May 16, 2001 (File No. 000-26735)).

                           Exhibit 10.4 Form of Affiliate Agreement to be entered into between Verso Technologies, Inc. and certain shareholders of Telemate.Net Software, Inc. (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed May 16, 2001 (File No. 000-26735)).

                           Exhibit 10.5 Series B Preferred Stock Purchase Agreement, dated May 4, 2001, between Verso Technologies, Inc. and Telemate.Net Software, Inc. (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 16, 2001 (File No. 000-26735)).

                           Exhibit 10.6 First Amendment to Verso Technologies, Inc. Series B Preferred Stock Purchase Agreement, dated June 1, 2001, between Verso Technologies, Inc. and Telemate.Net Software, Inc. (incorporated by reference from Exhibit 99.2 to the Company's Amendment No. 1 to its Current Report on Form 8-K filed June 6, 2001 (File No. 000-26735)).

                           Exhibit 10.7   Second Amendment to Verso
                           Technologies, Inc. Series B Preferred Stock Purchase Agreement, dated July 27, 2001, between Verso Technologies, Inc. and Telemate.Net Software, Inc. (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed August 6, 2001 (File No. 000-26735)).

                           Exhibit 99.1   Safe Harbor Compliance Statement.



         (b)      Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K on May 16, 2001 to announce under Item 5 that it had signed definitive agreements to merge with a wholly-owned subsidiary of Verso Technologies, Inc. and to purchase non-voting preferred stock of Verso Technologies, Inc.

                      The Company filed an amendment to its Current Report on Form 8-K on June 6, 2001 to announce under Item 5 that the definitive agreements to merge with a wholly-owned subsidiary of Verso Technologies, Inc. and to purchase non-voting preferred stock of Verso Technologies, Inc. had been amended.


                                   Form 10-Q
                                  Page 15 of 16

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TELEMATE.NET SOFTWARE, INC.


Date: August 14, 2001                     /s/ Richard L. Mauro
                                 -----------------------------------------------
                                 Richard L. Mauro
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date: August 14, 2001                     /s/ Janet Van Pelt
                                 -----------------------------------------------
                                 Janet Van Pelt
                                 Senior Vice President - Finance and Operations, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)


                                   Form 10-Q
                                  Page 16 of 16