Form 10-K405/A
period 2000-12-31
TELEMATE NET SOFTWARE INC
filed 2001-10-12
CIK 1088214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 000-26735

                          TELEMATE.NET SOFTWARE, INC.
              (Exact Name of Registrant Specified in Its Charter)

                   GEORGIA                                      58-1656726
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or Organization)
       400 GALLERIA PARKWAY, SUITE 200                             30339
              ATLANTA, GEORGIA                                  (Zip Code)
  (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:  (678) 589-1623

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The Report on Form 10-K/A amends and restates in their entirety Items 7 and 14 of the Annual Report on Form 10-K of Telemate.Net Software, Inc., a Georgia corporation (the "Company"), for the fiscal year ended December 31, 2000.

                                    PART II

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

     The Cisco partnership is comprised of an OEM agreement and a cooperative marketing agreement. Cisco buys and resells our VoIP reporting application and we are provided a web link from relevant product pages on the Cisco web site. In addition, for a fee we are able to appear within Cisco's tradeshow space. The initial term of the February 2000 agreement is for three years. The Check Point partnership is a cooperative marketing agreement. Our Internet products report on Check Point's firewall products and in turn we receive a link on Check Point's web site. In addition, for a fee we can be in Check Point's booth at tradeshows. The agreement is renewable on an annual basis through 2002. The Microsoft partnership is a cooperative marketing agreement. Our Internet products generate reports on Microsoft's firewall products and in turn we receive a link on Microsoft's web site. As long as our products meet Microsoft's criteria, we can maintain this relationship. In addition, for a fee we can be in Microsoft's booth at tradeshows. We have a reseller agreement with Axent, which has been acquired by Symantec. The agreement allows for cooperative marketing programs. Such programs have been utilized over the last several years. With the acquisition of Axent by Symantec, we expect less cooperative marketing efforts. We expect to continue to focus our sales resources on strengthening existing relationships and creating new strategic relationships.

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
                                                              =====    =====    ======

Years Ended December 31, 2000 and 1999

     Total Revenue. Total revenue was $10.7 million in 2000, representing a 17.5% decrease from $13.0 million in 1999. Total product revenue was $3.7 million, or 34.4% of total revenue, in 2000, representing a 45.3% decrease from $6.7 million, or 51.9% of total revenue, in 1999. Total service revenue was $7.0 million, or 65.6% of total revenue, in 2000, representing a 12.5% increase from $6.2 million, or 48.1% of total revenue, in 1999. The overall decease in revenue was the result of the decrease in both call accounting and Internet/integrated product revenue partially offset by an increase in Internet/integrated support revenue. $700,000 of the decrease was attributable to a sales agreement with Electronic Data Systems, a third-party contractor, to provide software, hardware and installation services for 51 different Army National Guard sites. This sale agreement comprised $1.8 million or 13.9% of total revenue in 1999, but accounted for only $1.1 million or 10.5% in 2000. We have delivered all software and hardware under the agreement and are currently providing support services. We expect support revenue to be less than $300,000 during 2001. There can be no assurance that support will be renewed beyond 2001.

     Further, for the first half of 2000, we had reassigned sales resources from call accounting to Internet products, but these resources failed to productively generate sales as they had previously. As a result, management restructured the company by product line at mid-year and began development of our enhanced Internet reporting product and our Internet filtering appliance. Based on these new products, management anticipates restoring revenue growth in the second half of 2001 through increased channel leverage and higher sales force productivity.

     Internet/Integrated Revenue. Total Internet/integrated revenue was $4.2 million, or 38.9% of total revenue in 2000, representing a 2.8% increase from $4.0 million, or 31.2% of total revenue, in 1999.

Internet/integrated product revenue was $2.0 million, or 18.5% of total revenue in 2000, representing a 32.9% decrease from $2.9 million, or 22.7% of total revenue, in 1999. Internet/integrated service revenue was $2.2 million, or 20.4% of total revenue in 2000, representing a 98.2% increase from $1.1 million, or 8.5% of total revenue, in 1999. The overall decrease in Internet/integrated product revenue and percentage of total revenue was largely due to the decrease in revenue from the aforementioned single major customer. This sale agreement comprised $1.2 million of product revenue in 1999 compared to $494,000 in 2000. The increase in Internet/integrated service revenue was driven by the increase in Internet/integrated support revenue. Our Internet customer base has grown since 1998 resulting in increased support renewals. Additionally, in conjunction with our reorganization at mid-year, we stopped selling our integrated product and focused on selling separate call accounting and Internet products. The integrated product reports on both Internet and telephony data sources and therefore contains a component of call accounting revenue. Therefore, while total Internet/integrated revenue was relatively consistent, we were successful in increasing total Internet revenue to replace the call accounting revenue in the Internet/integrated revenue category. However, a significant increase in sales resources was required to produce these results, resulting in substantial losses. Therefore, management began development efforts to improve and expand our Internet product offerings in order to create products which our sales force would be able to sell profitably.

     Call Accounting Revenue. Total call accounting revenue was $6.5 million, or 61.1% of total revenue in 2000, representing a 26.8% decrease from $8.9 million, or 68.8% of total revenue, in 1999. Call accounting product revenue was $1.7 million, or 15.9% of total revenue in 2000, representing a 55.1% decrease from $3.8 million, or 29.2% of total revenue, in 1999. Call accounting service revenue was $4.8 million, or 45.2% of total revenue in 2000, representing a 5.9% decrease from $5.1 million, or 39.6% of total revenue, in 1999. The decline in call accounting revenue and percentage share of total revenue for the year was due to the increased focus of our sales force on selling our Internet/integrated products during the first half of the year. Additionally, the hardware component of call accounting product revenue declined as management attempted to shift sales focus away from lower margin hardware sales and toward software sales. We anticipate this reduced emphasis on hardware sales will continue for the foreseeable future.

     Cost of Product Revenue. Cost of product revenue includes employee compensation, costs of complementary hardware, costs of materials related to production, shipment and fulfillment, amortization of a software license, and payments under third-party licensing agreements. Cost of product revenue was $1.5 million, or 14.4% of total revenue in 2000, representing a 9.0% increase from $1.4 million, or 10.9% of total revenue, in 1999. The increase in product cost is attributable primarily to amortization of purchased software. The increase in the percentage of revenue reflects a change in product revenue mix as well as increases in overhead expenses and the aforementioned software amortization. We expect cost of product revenue to decrease slightly as a percentage of product revenue due to reductions in staffing and higher average selling prices associated with our new products partially offset by the hardware associated with our new WebFilter product.

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

     Other Income (Expense). Interest income (expense) was $2.0 million, or 18.5% of total revenue, for 2000, compared to $336,000, or 2.6% of total revenue, for 1999. Proceeds from investment of the funds received in the initial public offering for the full year account for this interest income. Interest income in the future will be dependent on cash levels maintained.

  Years Ended December 31, 1999 and 1998

     Total Revenue. Total revenue was $13.0 million in 1999, representing a 24.9% increase from $10.4 million in 1998. Total product revenue was $6.7 million, or 51.9% of total revenue, in 1999, representing a 23.5% increase from $5.4 million, or 52.5% of total revenue, in 1998. Total service revenue was $6.2 million, or 48.1% of total revenue, in 1999, representing a 26.4% increase from $4.9 million, or 47.5% of total revenue, in 1998. This increase was the result of the increase in Internet/integrated revenue and professional services sold. Part of the increase was attributable to a sales agreement with Electronic Data Systems, a third-party contractor, to provide software, hardware and installation for 51 different Army National Guard sites. This sales agreement comprised 13.9% of total revenue in 1999. This agreement did not contribute as significantly to revenue in 2000.

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

     We believe that our existing liquidity and capital resources will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect to remain cash flow positive from operations and to fund any ongoing investments in capital equipment from cash flow from operations and the remaining proceeds from the IPO. However, to the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.

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

     2. Financial Statement Schedule

(b) Reports on Form 8-K.

     None.

(c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K/A:

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 3.1      --  Amended and Restated Articles of Incorporation of
              Telemate.Net Software, Inc. (incorporated by reference to
              Exhibit 3.1 to the Company's Registration Statement on Form
              S-1 (File No. 33-81443))
 3.2      --  Amended and Restated Bylaws of Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 3.3 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
 4.1      --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
              Restated Articles of Incorporation and Amended and Restated
              Bylaws of the Registrant defining rights of the holders of common stock of Telemate.Net Software, Inc.
 4.2      --  Specimen Stock Certificate (incorporated by reference to
              Exhibit 4.2 to the Company's Registration Statement on Form
              S-1 (File No. 33-81443))
10.1      --  Lease Agreement, dated January 28, 1992, between KGE
              Associates, LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.2      --  First Amendment to Lease, dated June 11, 1993, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.3 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.3      --  Second Amendment to Lease, dated June 22, 1994, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.4      --  Third Amendment to Lease, dated March 30, 1995, between KGE
              Associates, LP and LP and Complementary Solutions, Inc.
              (incorporated by reference to Exhibit 10.5 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.5      --  Fourth Amendment to Lease, dated June 14, 1996, between KGE
              Associates, LP and LP and Telemate Software, Inc.
              (incorporated by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.6      --  Fifth Amendment to Lease, dated July 26, 1996, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.7      --  Sixth Amendment to Lease, dated August 2, 1996, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.8      --  Seventh Amendment to Lease, dated July 16, 1998, between KGE
              Associates, LP and Telemate Software, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.9      --  Eighth Amendment to Lease, dated November 9, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.15 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))
10.10     --  Ninth Amendment to Lease, dated November 10, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.16 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))
10.11     --  Tenth Amendment to Lease, dated November 15, 1999, between
              KGE Associates, LP and Telemate.Net Software, Inc.
              (incorporated by reference to Exhibit 10.17 to the Company's
              Annual Report on Form K for the year ended December 31, 1999
              (File No. 000-26735))

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
10.12     --  Eleventh Amendment to Lease, dated May 24, 2000 between
              Telemate.Net Software, Inc. and KGE Associates, LP and
              Telemate.Net Software, Inc. (incorporated by reference to
              Exhibit 10.12 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 2000 (File No. 000-26735))
10.13     --  Amended and Restated Employment Agreement of Richard L.
              Mauro dated March 2, 2001 (incorporated by reference to
              Exhibit 10.13 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 2000 (File No. 000-26735))
10.14     --  Form of Executive Employment Agreements (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 2000 (File No.
              000-26735))
10.15     --  Telemate Software, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration
              Statement on Form S-1 (File No. 33-81443))
10.16     --  Telemate.Net Software, Inc. 1999 Stock Incentive Plan
              (incorporated by reference to Exhibit 10.13 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
10.17     --  Amendment to Telemate.Net Software, Inc. 1999 Stock
              Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File
              No. 33-81443))
10.18     --  Second Amendment to Telemate.Net Software, Inc. 1999 Stock
              Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year
              ended December 31, 2000 (File No. 000-26735))
10.19     --  Telemate.Net Software, Inc. Employee Stock Purchase Plan
              (incorporated by reference to Exhibit 10.18 to the Company's
              Registration Statement on Form S-1 (File No. 33-81443))
23.1      --  Consent of KPMG LLP
24.1      --  Powers of Attorney (included on signature page)
99.1      --  Safe Harbor Compliance Statement for Forward-Looking
              Statements (incorporated by reference to Exhibit 99.1 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000 (File No. 000-26735))

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of October, 2001.

                                          TELEMATE.NET SOFTWARE, INC.

                                          By:      /s/ JANET VAN PELT
                                            ------------------------------------
                                                       Janet Van Pelt
                                              Senior Vice President, Finance &
                                                       Operations, and
                                                  Chief Financial Officer

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

KPMG LLP
February 6, 2001

                          TELEMATE.NET SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 28,263    $ 42,755
  Trade accounts receivable, net of allowances of $500
     and $300 for 2000 and 1999, respectively...............     2,264       3,467
  Prepaid expenses and other current assets.................       511         518
                                                              --------    --------
          Total current assets..............................    31,038      46,740
Property and equipment, net.................................     2,215       1,474
Other assets................................................        75          60
                                                              --------    --------
                                                              $ 33,328    $ 48,274
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    615    $  1,212
  Accrued expenses and other liabilities....................     2,089       1,705
  Deferred revenue..........................................     2,933       3,041
                                                              --------    --------
          Total liabilities.................................     5,637       5,958
                                                              --------    --------
Shareholders' equity:
  Preferred stock, $.01 par value; 19,700,000 authorized
     and undesignated, none issued..........................        --          --
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 7,958,486 and 7,359,962 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................        80          73
  Additional paid-in capital................................    53,123      52,537
  Accumulated deficit.......................................   (25,491)    (10,267)
  Notes receivable and accrued interest from shareholders...       (21)        (27)
                                                              --------    --------
          Total shareholders' equity........................    27,691      42,316
                                                              --------    --------
Commitments and contingencies
                                                              --------    --------
                                                              $ 33,328    $ 48,274
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

     Product revenue primarily consists of software license fees. Hardware sales are also included in product revenue and represent less than 10% of total revenue. Service revenue includes installation, training and support services.

     The Company uses the residual method to recognize revenue under multi-element arrangements. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue. Any discounts offered are applied to the delivered elements. The Company has established fair value for the undelivered elements based on the price charged when such elements are sold separately.

     Revenue from license fees and hardware is recognized when persuasive evidence of an agreement exists (in the form of a signed order confirmation or purchase order), delivery of the product has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Although the Company does not typically offer a contractual right of return, revenue is reduced for estimated customer allowances. Such estimates are based on historical allowance rates.

     Revenue from installation and training is recognized upon performance of the related services. Installation and training services are offered separately and are not essential to the functionality of the software.

     Software support is offered separately and includes the right to unspecified upgrades on a when-and-if available basis. Support revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers.

     Deferred revenue represents payments received from customers and billings invoiced to customers in advance of revenue recognition.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

(B) EMPLOYEE STOCK PURCHASE PLAN

     In 2000, the Company adopted an Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock can be sold to employees. Under the terms of the plan, substantially all employees can choose each year to have up to 10% of their annual earnings withheld to purchase the Company's common stock. The purchase price of the stock is equal to 85% of the lower of the stock's beginning or end of the quarter market price. At December 31, 2000, 53,656 shares had been purchased by and issued to employees under the Plan.

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
                                                               =======          =======

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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
                                                                ====          ===

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

                          TELEMATE.NET SOFTWARE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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