Form 10-Q/A
period 2001-03-31
TELEMATE NET SOFTWARE INC
filed 2001-10-12
CIK 1088214

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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

                          TELEMATE.NET SOFTWARE, INC.
                                  FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS
                                EXPLANATORY NOTE

         This Report on Form 10-Q/A amends and restates in its entirety Item 2 of the Quarterly Report on Form 10-Q of Telemate.Net Software, Inc., a Georgia corporation (the "Company"), for the quarter ended March 31, 2001.

                                     PART I
                             FINANCIAL INFORMATION


                                                                                                            Page
                                                                                                            ----

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.             3


SIGNATURES.                                                                                                  10


                                  Form 10-Q/A

PART I
                             FINANCIAL INFORMATION

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

         Our revenue consists of product and service revenue. Product revenue is derived primarily from licensing our software products. We also resell complementary hardware, which has historically accounted for less than 10% of our total annual revenue. Service revenue consists of fees paid for maintenance services, product updates, and professional services. Maintenance services include diagnosis and bug fixes in the current version of the product and telephone consultation to discuss general support questions. Product updates include


                                  Form 10-Q/A
                                  Page 3 of 10
error correction and minor enhancements to the product models purchased, and periodic updates to tariff information for call accounting products. Substantially all of our license agreements are perpetual. Support agreements are typically for a term of one year and renew automatically upon payment of an annual maintenance fee by the customer. This support fee typically represents 20% of the current list price of licensed products. Professional services include installation, training, and custom report generation.

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

                                  Form 10-Q/A
                                  Page 4 of 10

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


                                  Form 10-Q/A

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


                                  Form 10-Q/A

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

         Research and Development Expenses. Research and development expenses were $1.1 million, or 51.8% of total revenue, for the three months ended March 31, 2001, representing a 24.6% increase from $898,000, or 28.8% of total revenue, for the same period in 2000. The increase in total research and development expenses reflects


                                  Form 10-Q/A
increased personnel expenses to accelerate new product development and existing product enhancements. Due to our reduction in work force, we expect research and development expenses to show a declining trend during the second quarter and to remain flat for the remainder of the year.

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

         We anticipate the second quarter 2001 reduction in work force to result in a restructuring charge of between $2.5 million and $3.0 million. In


                                  Form 10-Q/A
the event the pending merger transaction does not close, we remain confident that our existing liquidity and capital resources, including the proceeds resulting from the sale of our common stock in our initial public offering, will be sufficient to satisfy our cash requirements for at least the next 12 months. Beyond the next 12 months, we expect to remain cash flow positive from operations and to fund any ongoing investments in capital equipment from cash flow from operations and the remaining proceeds from the IPO. However, to the extent that income from operations is insufficient to implement our business strategies, or if we identify additional strategic investments in our business, technology or products, we may be required to raise additional funds through equity or debt financing. If adequate funds are not available on acceptable terms or at all, our ability to implement our business strategies or take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be limited. There can be no assurance that we will be able to raise these additional funds on terms acceptable to us, or at all.


                                  Form 10-Q/A
                                  Page 9 of 10

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TELEMATE.NET SOFTWARE, INC.

Date:    October 12, 2001       /s/ Janet Van Pelt
                                -----------------------------------------------
                                Janet Van Pelt
                                Senior Vice President - Finance and Operations,
                                Chief Financial Officer, and Treasurer
                                (Principal Financial and Accounting Officer)


                                  Form 10-Q/A
                                 Page 10 of 10